Form 10-Q
period 2007-12-31
American Nano Silicon Technologies, Inc.
filed 2008-05-23
CIK 1415917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

Commission File Number 000-52940

American Nano Silicon Technologies, Inc.

(Exact name of registrant as specified in its charter)

California	33-0726410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o American Union Securities, Inc.
100 Wall Street 15th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 232-0120

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of December 31, 2007, 26,558,767 shares of common stock, par value $.0001 per share, were outstanding, of which 10,549,910 shares were held by non-affiliates.

PART I.  Financial Information.
Item 1. Financial Statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US dollars)
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,506	$64,321
Accounts receivable	57,854	6,919
Advances to suppliers	93,706	684,614
Inventory	715,752	233,991
Other receivables	200,689	9,303
Other receivables - related parties	279,991	51,417
Employee advances	21,001	56,941
Total Current Assets	1,422,499	1,107,506

Property, plant and equipment, net	6,004,391	5,435,058

Other assets:
Land use right, net	916,973	875,309
Net assets of discontinued operations	550,200	-
Total other assets	1,467,173	875,309

Total Assets	$8,894,063	$7,417,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loan	$921,038	$512,551
Accounts payable	391,180	243,768
Advance from customers	54,741	-
Construction security deposits	1,199,775	1,167,191
Accrued expenses and other payables	227,697	286,524
Total Current Liabilities	2,794,431	2,210,034

Due to related parties	123,453	-

Net liabilities of discountinued operations	53,928	-

Total Liabilities	2,971,812	2,210,034

Minority Interests	965,666	983,800

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
26,558,767 shares issued and outstanding at December 31, 2007
153,100 shares issued and outstanding at December 31, 2006	2,656	15
Additional paid-in-capital	4,487,743	3,983,095
Accumulated other comprehensive income	617,457	259,944
Retained earnings	(151,271)	(19,015)
Total Stockholders' Equity	4,956,585	4,224,039

Total Liabilities and Stockholders' Equity	$8,894,063	$7,417,873

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US dollars)

	Three Months Ended
	December 31,
	2007	2006

Revenues	$289,323	$80,427

Cost of Goods Sold	248,770	55,442

Gross Profit	40,553	24,985

Operating Expenses
Selling, general and administrative	57,782	34,787

Income before other Income and (Expenses)	(17,229)	(9,802)

Other Income and (Expense)
Interest expense	(34,573)	(6,773)
Other expense	(7)	(2,099)
Total other income and (expense)	(34,580)	(8,872)

Income (Loss) Before Minority Interests and Income Taxes	(51,809)	(18,674)

Minority Interests	6,995	3,018

Income (Loss) Before Income Taxes	(44,814)	(15,656)

Provision for Income Taxes	-	-

Net Loss from Operations	(44,814)	(15,656)

Net loss from discontinued operations, net of tax effects of $0

Net Loss	$(57,132)	$(15,656)

Basic and diluted income per common share	$(0.00)	$(0.10)

Weighted average number of common shares	26,558,767	153,100

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US dollars)
	Three Months Ended
	December 31,
	2007	2006
Cash Flows From Operating Activities:
Continuing Operations:
Net Loss from continuing operations	$(44,814)	$(15,656)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	20,217	20,041
Minority interest	(6,995)	(3,018)

Changes in operating assets and liabilities:
Accounts receivable	(57,854)	(6,919)
Inventory	(25,722)	(101,595)
Advances to suppliers	29,334	11,018
Employee advances	6,910	(50,567)
Other receivables	(27,997)	(3,756)
Other receivables - related party	(7,406)	5,051
Accounts payable	8,918	(28,332)
Advances from customers	54,741	-
Construction security deposits	27,733	5,896
Accrued expenses and other payables	(177,642)	202,337
Cash provided by continuing activities	(200,577)	34,500

Discontinued Operations:
Net loss from discontinuing operations	(12,318)	-
Adjustments to reconcile net loss to net cash provided by
discontinued operations	12,318	-
Cash provided by discontinued operations	-	-

Cash provided by (used in) operating activities	(200,577)	34,500

Cash Flows From Investing Activities:
Purcahse of machinery and equipments	(7,931)	(6,359)
Additions to construction in process	(83,007)	(72,125)

Cash (used in) investing activities	(90,938)	(78,484)

Cash Flows From Financing Activities
Repayment of related party loans	(76,771)	(10,121)
Repayment of short term loans	(16,376)	-

Cash provided by financing activities	(93,147)	(10,121)

Effect of exchange rate changes on cash and cash equivalents	14,468	58,221

Increase (derease) in cash and cash equivalents	(370,194)	4,116

Cash and Cash Equivalents - Beginning of period	423,700	60,205

Cash and Cash Equivalents - End of period	$53,506	$64,321

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional capital contributed in the form of property	$-	$41,856
Net Asset acquired from CorpHQ in reverse acqusition	$508,590	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”).

Initially, the Company was engaged in the business activities of providing marketing, advertising and financial consulting services until December 31, 1999. Since then, the Company explored a few business ventures and switched its business strategy to be involved in the development, acquisition and operation of minority-owned portfolio companies focus on consumer products and commercial technologies, as well as development of consulting and other business relationships with client companies that have demonstrated synergies with the Company’s core businesses.

On May 24, 2007, the Company entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) with old American Nano Silicon Technologies, Inc., a Delaware corporation (“ANNO-Delaware”), the shareholders of ANNO-Delaware and Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a corporation registered in the People’s Republic of China (“PRC” or “China”).

In connection with the Exchange Agreement, the following major events occurred:

•
On August 9, 2007, the Company changed its name from CorpHQ, Inc. to American Nano Silicon Technologies, Inc. and effected a 1302 to 1 reverse stock split and decreased its authorized common stock from 2 billion shares to 200 millions shares with a par value of $0.0001.

•
On November 9, 2007, the Company issued 25,740,000 shares of New common stock to the shareholders of ANNO-Delaware in exchange for all of the outstanding stock of ANNO-Delaware, resulting in ANNO-Delaware becoming a wholly-owned subsidiary of the Company.

•	The Board of Directors elected to discontinue its original business activities in the Company and has transferred all of the existing assets and liabilities to South Bay Financial Solutions, Inc.

The Share Exchange resulted in a change in control of the Company as the Shareholders of ANNO-Delaware became the majority shareholders of the Company. Also, the original shareholders and directors of the Company resigned and the shareholders of ANNO-Delaware were elected as directors of the Company and appointed as its executive officers.

For accounting purpose, this transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, ANNO-Delaware and its subsidiaries are treated as the continuing entity for accounting purposes.

American Nano-Silicon Technologies, Inc. (“ANST”) was incorporated on August 8, 2006 under the laws of the State of Delaware. On August 26, 2006, ANST acquired 95% interest of Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the law of PRC on June 27, 2002.

The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Chunfei Chemicals, and veterinary drugs through another subsidiary, Hedi Medicines.
    The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present them in conformity with US GAAP.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of the Company, ANNO-Delaware and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in consolidation.

          Minority interests

Minority interest results from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in deposits and all highly liquid debt instruments with an original maturity of three months or less.

Inventory

Inventories consist of the raw materials and packing supplies. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Property, plant & equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation are amortization are calculated using the straight-like method over the following useful lives:

Buildings and improvements                                                                             39 years
Machinery, equipment and automobiles                                                         5-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Advances to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made.

Revenue recognition

The Company utilizes the accrual method of accounting.  Upon commencement of operations, The Company’s revenue recognition policies will be in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Taxation

Enterprise income tax

    The Company’s main operations are in PRC. Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment is granted to Joint Venture Enterprise at a lower rate of 15%.

    The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no income tax incurred for the Company as of December 31, 2007 and 2006.

Value added tax

    Value added tax is imposed on goods sold in or imported into the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. There was no value added tax payable for the Company as of December 31, 2007 and 2006.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of advances to suppliers and other receivables arising from its normal business activities. The Company does not require collateral or other security to support these receivables.  The Company routinely assesses the financial strength of its debtors and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of December 31, 2007 and 2006 because of the relatively short-term maturity of these instruments.

Foreign currency translation

The Company’s principal country of operations is in PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recent accounting pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Note 3 – INVENTORY

	As of December 31,
	2007	2006
Raw materials	$ 58,123	$ 60,600
Packing supplies	207,392	22,695
Work-in-process	346,329	104,980
Finished goods	103,908	45,716

Total	$ 715,752	$ 233,991

No allowance for inventories was made for the period as of December 31, 2007 and 2006.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

	As of December 31,
	2007	2006
Machinery & equipment	$ 615,100	$ 390,837
Automobiles	58,412	54,598
Plant & Buildings	2,921,796	1,846,115
Total	3,595,308	2,291,550

Less: accumulated depreciation	(99,334)	(12,823)
Add: construction in process	2,508,417	3,156,331
Property, plant and equipment	$ 6,004,391	$ 5,435,058

    Depreciation expense for the three months ended December 31, 2007 and 2006 was $11,935 and $12,728, respectively.

   Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

NOTE 5 - RELATED PARTY TRANSACTIONS

The details of loans to/from related parties are as follows:

	As of December 31,
	2007	2006

Receivables from affiliates	$ 279,991	$ 51,417

Loans from shareholders	$ 123,453	$ -

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as capital investment. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years.
    The amortization expense from the three months ended December 31, 2007 and 2006 was $8,282 and $7,313, respectively.

          NOTE 7 – DISCONTINUED OPERATIONS

    On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company and to spin off its related assets to South Bay
 Financial Solutions, Inc. The financial statements for the period ended December 31, 2007 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. The net loss from discontinued operation was $12,318 for the three months ended December 31, 2007.

NOTE 8 - SHORT-TERM LOANS

The short-term loans include the following:

	Balance at December 31,
	2007	2006
a) Loan payable to Nanchong City Bureau of Finance
one year term, reneable unpn maturity,a fixed interest
rate of 0.47% per month	$ 548,351	$ 512,551

b) Individual loans from unrelated parties and employees
interest varied from 3% to 10% per month, all with one year term,
renewable upon maturity	101,254	-

c) Individual loans from unrelated parties with a fixed interest
rate of 2% per month, payable in one year	271,433	-

Total	$ 921,038	$ 512,551

            The Company accrued interest expenses of $34,573 for the three months ended December 31, 2007 and $6,773 for the three months ended December 31, 2006.

NOTE 9– STOCKHOLDERS’ EQUITY

Prior to the closing of the Exchange Agreement, the Company has 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company effected a 1,302 for 1 reverse split on its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of ANNO-Delaware.

As of December 31, 2007, there were 26,558,767 shares of common stock issued and outstanding.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS – Quarter Ended December 31, 2006 (Q1 2007) compared to Quarter Ended December 31, 2007 (Q1 2008)

    The Company has one reportable segment that is engaged in manufacturing chemical products, chemical intermediaries and Chinese herbal medicines for animal use.

    Revenues increased from $80,427 in Q1 of 2007 to $289,323 in Q1 of 2008, an increase of $208,896 or 259.7%.  Gross Profit increased from $24,985 in Q1 of 2007 to $40,553 in Q1 of 2008, an increase of $15,568 or
    62.3%.  However Net Loss increased from ($15,656) in Q1 of 2006 to ($57,132) in Q1 of 2008 as a result of losses from discontinued operations of our prior business ($12,318), increased Selling General and
    Administrative Expense ($34,787 in Q1 2007 vs. $57,782 in Q1 2008) and Interest Expense ($6,773 in Q1 2007 vs. $34,573 in Q1 2008) related to increased levels of operation and borrowing.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company’s current assets of $1,422,499 includes only $53,506 of cash and cash equivalents.  Accordingly, the Company may not be able to fund its operations without additional investment.  Management will seek additional equity or debt financing for the Company. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The company is not party to any material legal proceeding.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

                              31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

          32 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Nano Silicon Technologies, Inc.
By:	/s/ Pu Fachun
Pu Fachun
Date: May 23, 2008	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)