Form 10-Q
period 2008-03-31
American Nano Silicon Technologies, Inc.
filed 2008-05-23
CIK 1415917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐ No ☑

As of March 31, 2008, 26,558,767 shares of common stock, par value $.0001 per share, were outstanding, of which 10,549,910 shares were held by non-affiliates.

PART I.  Financial Information.
Item 1. Financial Statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Expressed in US dollars)

March 31, 2008
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,318
Accounts receivable	103,696
Advances to suppliers	160,975
Inventory	822,700
Other receivables	4,454
Other receivables - related parties	235,578
Employee advances	24,296
Total Current Assets	1,479,017

Property, plant and equipment, net	6,468,677

Other assets:
Land use right, net	948,432
Total other assets	948,432

Total Assets	$8,896,126

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loan	$1,133,508
Accounts payable	424,143
Advance from customers	145,649
Construction security deposits	1,227,784
Accrued expenses and other payables	299,548
Total Current Liabilities	3,230,632

Due to related parties	79,863

Total Liabilities	3,310,495

Minority Interests	955,646

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized;
26,558,767 shares issued and outstanding at March 31, 2008	2,656
Additional paid-in-capital	4,487,743
Accumulated other comprehensive income	835,152
Retained earnings	(695,566)
Total Stockholders' Equity	4,629,985

Total Liabilities and Stockholders' Equity	$8,896,126

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Expressed in US dollars)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$713,488	$866,763	$424,165	$786,336

Cost of Goods Sold	611,119	702,994	362,349	647,553

Gross Profit	102,369	163,769	61,816	138,783

Operating Expenses
Selling, general and administrative	140,054	76,657	82,272	41,870

Income before other Income and (Expenses)	(37,685)	87,112	(20,456)	96,913

Other Income and (Expense)
Interest income (expense)	(70,508)	(27,083)	(35,935)	(20,310)
Other income (expense)	29	(2,093)	36	7
Total other income and (expense)	(70,479)	(29,176)	(35,899)	(20,303)

Income (Loss) Before Minority Interests and Income Taxes	(108,164)	57,936	(56,355)	76,610

Provision for Income Taxes	1,687	-	1,687	-

Minority Interests	17,014	75	10,019	(2,943)

Net Income (Loss) from Continuing Operations	$(92,837)	$58,011	$(48,023)	$73,667

Discontinued Operations
Loss from discontinued operations	(12,318)	-	-	-
Loss on disposal	(496,272)	-	(496,272)	-

Net Income (Loss) from Discontinued Operations	(508,590)	-	(496,272)	-

Net Income (Loss)	$(601,427)	$58,011	$(544,295)	$73,667

Basic and diluted income per common share
Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$(0.02)	$-	$(0.02)	$-

Weighted average number of common shares	26,558,767	25,740,000	26,558,767	25,740,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Expressed in US dollars)

	Six Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Continuing operations:
Net Income (Loss) from continuing operations	$(92,837)	$58,011
Adjustments to reconcile net income (loss)to net cash
provided by (used in) operating activities:
Depreciation and amortization	72,289	51,808
Minority interest	(17,014)	(75)

Changes in operating assets and liabilities:
Accounts receivable	(103,697)	(175,224)
Inventory	(132,670)	(234,438)
Advances to suppliers	(37,934)	72,399
Employee advances	3,615	(8,038)
Other receivables	168,238	(5,148)
Accounts payable	41,883	31,451
Advances from customers	145,649	24,146
Construction security deposits	55,741	(23,633)
Accrued expenses and other payables	(105,791)	750,717

Cash provided by (used in) continuing activities	(2,528)	541,976

Discontinued operations
Net Loss from discontinued operations	(508,590)	-
Adjustments to reconcile net loss to net cash
used in discontinued operations	508,590	-

Cash used in discontinued activities	-	-

Cash provided by (used in) operating activities	(2,528)	541,976

Cash Flows From Investing Activities:
Purchase of machinery and equipments	(543)
Additions to construction in process	(445,493)	(132,721)

Cash used in investing activities	(446,036)	(132,721)

Cash Flows From Financing Activities
Other receivables - related party	37,006	(207,727)
Repayment of related party loans	(120,362)	(10,121)
Repayment of short term loans	196,094	-

Cash provided by (used in) financing activities	112,739	(217,848)

Effect of exchange rate changes on cash and cash equivalents	39,443	76,958

Increase (decrease) in cash and cash equivalents	(296,382)	268,365

Cash and Cash Equivalents - Beginning of period	423,700	60,205

Cash and Cash Equivalents - End of period	$127,318	$328,570

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional capital contributed in the form of property	$-	$41,856

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 （UNAUDITED）

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

Collectively, ANST, Nachong Chunfie, Chunfei Chemicals and Hedi Medicines are hereinafter referred to as the “Company”.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Form 10 filing dated on February 12, 2008.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 （UNAUDITED）

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of ANST and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Taxation

Enterprise income tax

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income.

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The income tax incurred for the Company for the six months ended March 31, 2008 and 2007 was $1,687 and $0, respectively.

Value added tax

Value added tax is imposed on goods sold in or imported into the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. There was no value added tax payable for the Company as of March 31, 2008.

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

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 （UNAUDITED）

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of March 31, 2008 because of the relatively short-term maturity of these instruments.

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

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 （UNAUDITED）

Note 3 – INVENTORY

As of March, 31
2008
Raw materials	$82,679
Packing supplies	210,214
Work-in-process	448,545
Finished goods	81,262

Total	$822,700

No allowance for inventories was made for the period as of March 31, 2008.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

As of March 31,
2008
Machinery & equipment	$647,312
Automobiles	60,766
Plant & Buildings	3,041,359
Total	3,749,437

Less: accumulated depreciation	(151,663)
Add: construction in process	2,870,903
Property, plant and equipment	$6,468,677

Depreciation expense for the six months ended March 31, 2008 and 2007 was $58,576 and $ 38,994, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The details of loans to/from related parties are as follows:

As of March 31,
2008

Receivables from affiliates

Chunfei Daily Chemical	$181,463
Chunfei Real Estate	54,116
Total	$235,579

Loan from shareholder
Zhang, Qiwei	$79,863

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 （UNAUDITED）

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

The amortization expense from the six months ended March 31, 2008 and 2007 was $13,713 and $12,814, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended March 31, 2008 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time loss of $496,727 on disposal recognized in the Statement of Operations for the six months and three months ended March 31, 2008 as a result of this disposition.

NOTE 8 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractor prior to start of the construction. The deposits are refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality.

The Company offers no interest to the security deposits and is not precluded from using the deposits for other purpose. As of March 31, 2008, the balance of the construction security deposits was $1,227,784.

NOTE 9 - SHORT-TERM LOANS

The short-term loans include the following:

March 31,
2008
a) Loan payable to Nanchong City Bureau of Finance
one year term, reneable unpn maturity,a fixed interest
rate of 0.47% per month	$570,451

b) Individual loans from unrelated parties and employees
interest varied from 3% to 10% per month, all with one year term,
renewable upon maturity	213,656

c) Individual loans from unrelated parties with no interest,
payable in one year	71,306

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month, payable in one year	278,095
Total	$1,133,508

The Company accrued interest expenses of $70,508 for the six months ended March 31, 2008 and $27,118 for the six months ended March 31, 2007.

NOTE 10– STOCKHOLDERS’ EQUITY

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

As of March 31, 2008, there were 26,558,767 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS – Second Quarter 2007 compared to Second Quarter 2008

The Company has one reportable segment that is engaged in manufacturing chemical products, chemical intermediaries and Chinese herbal medicines for animal use.

Revenues decreased from $786,336 in Q2 of 2007 to $424,165 in Q2 of 2008, a decrease of ($362,171) or (46.1%). Gross Profit decreased from $138,783 in Q2 of 2007 to $61,816 in Q2 of 2008, a decrease of ($69,967) or(50.4%).  The reduction in revenues and gross profit was primarily the result of production facility difficulties experienced during the period that are ongoing. Selling General and Administrative expense increased from $41,870 in Q2 of 2007 to $82,272 in Q2 of 2008, an increase of $40,402 or 96.5% principally as a result of charges related to the costs associated with being publicly held and the costs of the reverse acquisition.  In addition the Company incurred one-time loss of $496,272 on the disposal of discontinued opeartions during the period, resulting in a loss for Q2 of 2008 of ($544,295) compared to income of $73,667 in
Q2 of 2007.

RESULTS OF OPERATIONS – First two quarters of 2007 Compared to First Two Quarters of 2008

The Company has one reportable segment that is engaged in manufacturing chemical products, chemical intermediaries and Chinese herbal medicines for animal use.

Revenues decreased from $866,783 in the first two quarters of fiscal 2007 to $713,488 in the first two quarters of fiscal 2008, a decrease of ($153,301) or (17.7%). Gross Profit decreased from $163,769 in the first two quarters of fiscal 2007 to $102,369 in the first two quarters of fiscal 2008, a decrease of ($61,400) or (37.5%).  The reduction in revenues and gross profit was primarily the result of production facility difficulties experienced during the second quarter of fiscal 2008 that are ongoing. Selling General and Administrative expense increased from $76,657 in the first two quarters of fiscal 2007 to $140,054 in the first two quarters of fiscal 2008, an increase of $63,397 or 82.7% principally as a result of charges related to the costs associated with being publicly held and the costs of the reverse acquisition.  In addition the Company incurred one-time loss of $496,272 on the disposal of discontinued operations during the period, resulting in a loss for the first two quarters of fiscal 2008 of ($601,427) compared to income of $58,011 in the first two quarters of Fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets, $1,479,017,-includes only $127,318 of cash and cash equivalents.  Accordingly, unless it can fully restore production at its manufacturing facilities, the Company may not be able to fund its operations without additional investment.  Management will seek additional equity or debt financing for the Company to overcome its operating difficulties. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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