Form 10-Q
period 2008-08-11
American Nano Silicon Technologies, Inc.
filed 2008-08-14
CIK 1415917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

Commission File Number 000-52940

American Nano Silicon Technologies, Inc.

(Exact name of registrant as specified in its charter)

California	33-0726410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o American Union Securities
100 Wall Street 15th Floor
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

As of June 30, 2008, 26,558,767 shares of common stock, par value $.001 per share, were outstanding, of which 10,549,910 shares were held by non-affiliates.

PART I.  Financial Information.

Item 1. Financial Statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited)
And September 30, 2007 (Audited) ...1

Condensed Consolidated Statemetns of Operations for the Nine and Three Months
Ended June 30, 2008 and 2007 (Unaudited) ...2

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2008 and 2007 (Unaudited) ...3

Notes to Condensed Consolidated Financial Statements (Unaudited)	...4 - 11

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	June 30, 2008	Sept. 30, 2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$477,717	$423,700
Accounts receivable	69,408	-
Advances to suppliers	135,549	123,041
Inventory	825,724	690,030
Other receivables	10,386	172,692
Other receivables - related parties	243,355	272,585
Employee advances	25,679	27,911
Total Current Assets	1,787,818	1,709,959

Property, plant and equipment, net	6,825,528	5,848,444

Other assets:
Land use right, net	963,954	900,640
Total other assets	963,954	900,640

Total Assets	$9,577,300	$8,459,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loan	$1,175,578	$937,414
Accounts payable	323,216	382,262
Advance from customers	50,372	-
Construction security deposits	1,256,903	1,172,043
Accrued expenses and other payables	229,117	405,339
Total Current Liabilities	3,035,186	2,897,058

Due to related parties	870,376	200,223

Total Liabilities	3,905,562	3,097,281

Minority Interests	948,278	999,751

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized;
26,558,767 and 21,181,450 shares issued and outstanding at June 30, 2008
and September 30, 2007, respectively	2,656	2,118
Additional paid-in-capital	4,487,743	3,979,691
Accumulated other comprehensive income	958,392	474,341
Accumulated deficits	(725,331)	(94,139)
Total Stockholders' Equity	4,723,460	4,362,011

Total Liabilities and Stockholders' Equity	$9,577,300	$8,459,043

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Expressed in US dollars)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,470,483	$1,612,573	$756,995	$745,810

Cost of Goods Sold	1,281,955	1,283,264	670,836	580,270

Gross Profit	188,528	329,309	86,159	165,540

Operating Expenses
Selling, general and administrative	244,204	139,479	104,150	62,822

Income (loss) before other Income and (Expenses)	(55,676)	189,830	(17,991)	102,718

Other Income and (Expense)
Interest income (expense)	(86,893)	(63,456)	(16,385)	(36,373)
Other income (expense)	283	(1,473)	254	620
Total other income and (expense)	(86,610)	(64,929)	(16,131)	(35,753)

Income (Loss) Before Minority Interests and Income Taxes	(142,286)	124,901	(34,122)	66,965

Provision for Income Taxes	4,698	-	3,012	-

Minority Interests	24,381	(2,706)	7,367	(2,781)

Net Income (Loss) from Continuing Operations	$(122,603)	$122,195	$(29,767)	$64,184

Discontinued Operations
Loss from discontinued operations	(12,318)	-	-	-
Loss on disposal	(496,272)	-	-	-

Net Income (Loss) from Discontinued Operations	(508,590)	-	-	-

Net Income (Loss)	$(631,193)	$122,195	$(29,767)	$64,184

Basic and diluted income per common share
Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$(0.02)	$-	$-	$-

Weighted average number of common shares	26,558,767	25,740,000	26,558,767	25,740,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Expressed in US dollars)

	Nine Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Continuing operations:
Net Income (Loss) from continuing operations	$(122,603)	$122,195
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	104,587	62,297
Minority interest	(24,381)	2,706

Changes in operating assets and liabilities:
Accounts receivable	(69,408)	(19,345)
Inventory	(135,695)	(438,147)
Advances to suppliers	(12,508)	255,964
Employee advances	2,232	(17,909)
Other receivables	162,307	(5,304)
Accounts payable	(59,045)	(33,862)
Advances from customers	50,372	24,499
Construction security deposits	84,860	(78,989)
Accrued expenses and other payables	(176,222)	298,490

Cash provided by (used in) continuing activities	(195,502)	172,595

Discontinued operations
Net Loss from discontinued operations	(508,590)	-
Adjustments to reconcile net loss to net cash
used in discontinued operations	508,590	-

Cash used in discontinued activities	-	-

Cash provided by (used in) operating activities	(195,502)	172,595

Cash Flows From Investing Activities:
Purchase of machinery and equipments	(214,693)	(11,342)
Additions to construction in process	(525,572)	(70,147)

Cash used in investing activities	(740,265)	(81,489)

Cash Flows From Financing Activities
Other receivables- related party	-	(905)
Proceeds from related party loans	670,152	150,908
Proceeds from short term loans	238,164	77,253

Cash provided by financing activities	908,316	227,256

Effect of exchange rate changes on cash and cash equivalents	81,468	38,363

Increase in cash and cash equivalents	54,019	356,725

Cash and Cash Equivalents - Beginning of period	423,700	60,205

Cash and Cash Equivalents - End of period	$477,717	$416,930

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$125,263	$7,184
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional capital contributed in the form of property	$-	$41,856

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

On May 24, 2007, the Company entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”) with the same name, the shareholders of ANST and Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a corporation registered in the People’s Republic of China (“PRC” or “China”).

In connection with the Exchange Agreement, the following major events occurred:

•
On August 9, 2007, the Company changed its name from CorpHQ, Inc. to American Nano Silicon Technologies, Inc. and effected a 1302 to 1 reverse stock split and decreased its authorized common stock from 2 billion shares to 200 millions shares with a par value of $0.0001.

•
On November 9, 2007, the Company issued 25,740,000 shares of new common stock to the shareholders of ANST in exchange for all of the outstanding stock of ANST, resulting in ANST becoming a wholly-owned subsidiary of the Company.

•	The Board of Directors elected to discontinue its original business activities in the Company and has transferred all of the existing assets and liabilities to South Bay Financial Solutions, Inc.

The Share Exchange resulted in a change in control of the Company as the Shareholders of ANST became the majority shareholders of the Company. Also, the original shareholders and directors of the Company resigned and the shareholders of ANST were elected as directors of the Company and appointed as its executive officers.

For accounting purpose, this transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, ANST and its subsidiaries are treated as the continuing entity for accounting purposes.

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

Collectively, ANNO, ANST, Nachong Chunfie, Chunfei Chemicals and Hedi Medicines are hereinafter referred to as the “Company”.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Form 10/A filing dated on July 23, 2008.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The income tax incurred for the Company for the nine months ended June 30, 2008 and 2007 was $4,698 and $0, respectively.

Value added tax

Value added tax is imposed on goods sold in or imported into the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. There was no value added tax payable for the Company as of June 30, 2008.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of June 30, 2008 because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 3 – INVENTORY

	As of June 30,	As of September 30,
	2008	2007
Raw materials	$69,179	123,647
Packing supplies	180,908	232,485
Work-in-process	558,973	277,818
Finished goods	16,664	56,080

Total	$825,724	$690,030

No allowance for inventories was made for nine months ended June 30, 2008 and 2007.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

	As of June 30,	As of September 30,
	2008	2007
Machinery & equipment	$661,856	$604,835
Automobiles	62,120	56,867
Plant & Buildings	3,332,627	2,846,200
Total	4,056,603	3,507,902

Less: accumulated depreciation	(182,057)	(84,868)
Add: construction in process	2,950,982	2,425,410
Property, plant and equipment	$6,825,528	$5,848,444

Depreciation expense for the nine months ended June 30, 2008 and 2007 was $85,292 and $43,925, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The details of loans to/from related parties are as follows:

	As of June 30,	As of September 30,
	2008	2007

Receivables from affiliates

Chunfei Daily Chemical	$192,798	$176,492
Chunfei Real Estate	50,557	96,093
Total	$243,355	272,585

Due to related parties
Pu, Fachun	$848,508	108,136
Zhang, Qiwei	14,578	74,738
Ren, Xin	7,290	10,142
Others	-	7,207
	$870,376	$200,223

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

The amortization expense from the nine months ended June 30, 2008 and 2007 was $19,295 and $18,372, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended June 30, 2008 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time loss of $496,727 on disposal recognized in the Statement of Operations for the nine months ended June 30, 2008 as a result of this disposition.

NOTE 8 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractor prior to start of the construction. The deposits are refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality.

The Company offers no interest to the security deposits and is not precluded from using the deposits for other purpose. As of June 30, 2008, the balance of the construction security deposits was $1,256,903.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 9 - SHORT-TERM LOANS

The short-term loans include the following:

	June 30,	Sept. 30,
	2008	2007
a) Loan payable to Nanchong City Bureau of Finance
one year term, reneable unpn maturity,a fixed interest
rate of 0.47% per month	$583,167	$533,846

b) Individual loans from unrelated parties and employees
interest varied from 3% to 10% per month, all with one year term,
renewable upon maturity	213,652	96,607

c) Individual loans from unrelated parties with no interest,
payable in one year	101,755	-

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month, payable in one year	277,004	306,961
Total	$1,175,578	$937,414

The Company accrued interest expenses of $86,893 for the nine months ended June 30, 2008 and $63,456 for the nine months ended June 30, 2007.

NOTE 10– STOCKHOLDERS’ EQUITY

Prior to the closing of the Exchange Agreement, the Company has 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company affected a 1,302 for 1 reverse split on its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of ANST.

As of June 30, 2008, there were 26,558,767 shares of common stock issued and outstanding.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ).

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

On May 24, 2007, the Company entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”), the shareholders of ANST and Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a corporation registered in the People’s Republic of China (“PRC” or “China”).

In connection with the Exchange Agreement, the following major events occurred:

•
On August 9, 2007, the Company changed its name from CorpHQ, Inc. to American Nano Silicon Technologies, Inc. and effected a 1302 to 1 reverse stock split and decreased its authorized common stock from 2 billion shares to 200 millions shares with a par value of $0.0001.

•
On November 9, 2007, the Company issued 25,740,000 shares of New common stock to the shareholders of ANST in exchange for all of the outstanding stock of ANST, resulting in ANST becoming a wholly-owned subsidiary of the Company.

•	The Board of Directors elected to discontinue its original business activities in the Company and has transferred all of the existing assets and liabilities to South Bay Financial Solutions, Inc.

The Share Exchange resulted in a change in control of the Company as the Shareholders of ANST became the majority shareholders of the Company. Also, the original shareholders and directors of the Company resigned and the shareholders of ANST were elected as directors of the Company and appointed as its executive officers.

For accounting purpose, this transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, ANST and its subsidiaries are treated as the continuing entity for accounting purposes.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Form 10/A filing dated on July 23, 2008.

Financial Operations Overview

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. We intend to raise additional debt and/or equity financing to sustain our operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include costs associated with salaries and other expenses related to research and other administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff.

RESULTS OF OPERATIONS – Three months ended June 30, 2008 compared to three months ended June 30, 2007

The Company has one reportable segment that is engaged in manufacturing chemical products, chemical intermediaries and Chinese herbal medicines for animal use.

Revenues increased from $745,810 in the three months ended June 30 of  2007 to $756,995 in the three months ended June 30 of 2008, an increase of $11,185 or 1.50%. Gross Profit decreased from $165,540 in the three months ended June 30 of 2007 to $86,159 in the three months ended June 30 of 2008, a decrease of ($79,381) or (47.95%).  The increase in revenues was primarily the result of production recovery experienced during the period that is ongoing. The reduction in gross profit was primarily the result of a lack of working capital to purchase the raw materials needed to produce Micro-Nano Silicon. Since we didn’t sell as much Micro-Nano Silicon, our gross profit decreased accordingly.  Selling General and Administrative expense increased from $62,822 in the three months ended June 30 of 2007 to $104,150 in the three months ended June 30 of 2008, an increase of $41,328 or 65.79% principally as a result of charges related to the costs associated with restarting the production.  As a result, the Company incurred a loss for the three months ended June 30 of 2008 of ($29,767), compared to income of $64,184 in the three months ended June 30 of 2007.

RESULTS OF OPERATIONS – Nine months ended June 30, 2008 compared to nine months ended June 30, 2007

The Company has one reportable segment that is engaged in manufacturing chemical products, chemical intermediaries and Chinese herbal medicines for human and animal use.

Revenues decreased from $1,612,573 in the nine months ended June 30, 2007 to $1,470,483 in the nine months ended June 30, 2008, a decrease of ($142,090) or (8.81%). Gross Profit decreased from $329,309 in the nine months ended June 30, 2007 to $188,528 in the nine months ended June 30, 2008, a decrease of ($140,781) or (42.75%).  The reduction in gross profit was primarily the result of a lack of working capital to purchase the raw materials needed to produce Micro-Nano Silicon. Since we didn’t sell as much Micro-Nano Silicon, our gross profit decreased accordingly. Selling General and Administrative expense increased from $139,479 in the nine months ended June 30, 2007 to $244,204 in the nine months ended June 30, 2008, an increase of $104,725 or 75.08% principally as a result of charges related to the costs associated with restarting the production. As a result, the Company incurred a loss for the nine months ended June 30, 2008 of ($631,193), compared to income of $122,195 in the nine months ended June 30, 2007.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will require outside capital to implement our business plan. We will have to expand our management team with qualified personnel. There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan with third parties to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

Liquidity and Capital Resources

The Company's current assets are $1,787,818, include $477,717 of cash and cash equivalents.  Accordingly, unless it can fully restore production at its manufacturing facilities, the Company may not be able to fund its operations without additional investment.  Management will seek additional equity or debt financing for the Company to overcome its operating difficulties. However, the Company does not have any commitments for additional financing and no assurance is given that any additional financing will be available or that, if available, it will be on terms that are favorable to our shareholders.  The Company has incurred one year interest free loans from affiliated parties in the aggregate amount of $848,508 due on various dates from in May and June 2009 and a one year interest free loan from a non-affiliated party in the amount of $29,110 due in July 2009.  These loans were utilized to fund the Company's working capital requirements.  No assurance can be given that additional funding from these sources will be available in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

American Nano Silicon Technologies, Inc.
By:	/s/ Pu Fachun
Pu Fachun
Date: August 14, 2008	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)