Form 10-K
period 2008-09-30
American Nano Silicon Technologies, Inc.
filed 2009-01-12
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares out standing of the issuer's common stock, as of January 12, 2009, was 26,558,767.

PART I

The information in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project,” or “continue,” the negative of such terms or other comparable terminology. You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements.

In evaluating these statements, you should consider various factors, including the risks described under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

ITEMS 1. DESCRIPTION OF BUSINESS

In this document, references to the “company,” “we,” “us” and “our” refer to American Nano Silicon Technologies, Inc. and our predecessors and subsidiaries, unless the context otherwise requires.

History of the Company

The Company was incorporated as a California corporation on September 6, 1996 under the name CorpHQ, Inc.  On January 24, 1997 we agreed to acquire 100% of the assets and liabilities of Community Business Network International (“CBNI”), a California unincorporated association controlled by Steven Crane and Art F. Aviles, our former Chief Executive Officer and former President, respectively, in exchange for 3,242,417 shares of our common stock.  Concurrent with the acquisition, our board of directors ratified all outstanding agreements, including but not limited to employment and indemnification agreements and promissory notes, by and between CBNI, Mr. Crane, Mr. Aviles and certain employees and consultants.

Following the acquisition until December 1999, we operated an online “virtual” community comprised of small and home based businesses at www.hqonline.com and later at www.corphq.com.  Through that vehicle, we marketed various products and services to our members, and marketed the capabilities of our members to larger business organizations. These products and services included printed and electronic marketing and advertising materials, websites, advertising, communications and design consultation, and business management and marketing consultation.

On July 6, 1999 we acquired Source Capital Partners, Inc., (“Source”) a privately held, financial consulting services company. Under the term of the acquisition, which was accounted for as a pooling of interests, we exchanged 7926 shares, of our common stock for 100% of the ownership interest in Source.

On December 30, 1999, we entered into a letter of intent to merge with BusinessMall.com Inc. (f/k/a Progressive Telecommunications Corporation) in an all-stock transaction.

Until December 31, 1999, our main business activity was providing marketing, advertising and financial consultation and services produced by members of its Internet-based subscriber network.  We also provided yearly subscriptions to and advertising space on its Internet site to small and home-based service businesses.

On February 29, 2000, we agreed to transfer the ownership of our Source subsidiary to Source Capital Partners LLC, (“The Partners”), a limited liability company operated by Steven Glazer, a subsidiary officer and a member of the Company’s board of directors, and Gregg Davis, a subsidiary officer. In the transaction, we exchanged all issued and outstanding shares of Source to The Partners in exchange for 7926 shares of our common stock, termination of all agreements between the parties and indemnification of the Company by The Partners against any liabilities arising out of the operations of Source during the period that it operated as our subsidiary.

We operated under a joint venture with BusinessMall.com Inc. during the 2000 fiscal year while integrating their operations. On August 14, 2000, we received notice of an involuntary Bankruptcy filing by creditors of BusinessMall.com Inc.  We terminated our relationship with BusinessMall.com Inc. at that time.

At a meeting of our stockholders held on September 27, 2000 our new business activity was approved. From that date though approximately June, 2007, we engaged in business management consulting and investing activities.  Our business strategy during that period primarily involved the development, acquisition and operation of minority- owned portfolio companies focused on consumer products and commercial technologies, as well as development of consulting and other business relationships with client companies that demonstrated synergies with our core businesses.

From 2001 through approximately June 2007, we served as business incubator, organizing, investing in, and providing comprehensive management support and a variety of resources to portfolio companies. Our portfolio companies included My Personal Salon Inc., a lifestyle products company; Safeguard Technology International, Inc., a distributor and integrator of high technology products and services for residential and corporate security; Circles of Life USA Inc., a wellness products company; Pressto Food & Beverage Inc., the owner of patented self-heating/cooling beverage and foods containers; National Beverage Bottling Inc., a water bottling and beverage distribution company; South Bay Financial Solutions, Inc., a real-estate, marketing and public relations firm; and The Giving Card Inc., an affinity card and merchant rebate facilitator.

On May 10, 2004 we reported that our Board of Directors had approved a ten-for-one forward stock split covering all of our issued and outstanding shares of common stock  effective May 18, 2004. Furthermore, we had issued other securities which were convertible, exchangeable or exercisable into shares of our common stock.  The common stock underlying these derivative securities were also adjusted to reflect the forward stock split.

On February 28, 2005, we announced the organization of a wholly-owned subsidiary, CorpHQ UK Ltd., in the United Kingdom (“CorpHQ UK”), for the principal purpose of funding new portfolio companies in the United Kingdom, and to create vehicles to develop European markets for CorpHQ’s US portfolio companies.

In November 2006, in the face of declining revenues and operating losses, our management determined to consider a potential business transaction with a company in an unrelated sector if it would result in greater value then continuing to pursue our business of providing management services.

Effective as of May 24, 2007,  we entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“American Nano-Delaware”), the shareholders of American Nano-Delaware and Nanchong Chunfei Nano-Silicon Technologies Co. Ltd. (“Nanchong Chunfei”), pursuant to which, among other things,

•	We agreed to change our name from CorpHQ, Inc. to our current name, American Nano Silicon Technologies, Inc.,

•
We agreed to amend its Articles of Incorporation to provide for a reduction of the number of authorized shares from two billion (2,000,000,000) shares of common stock without par value  to two hundred million (200,000,000) shares of common stock, par value $.001 per share,

•	We agreed to reverse split the issued and outstanding shares of Old Common Stock into shares of New Common Stock in the ratio of 1,302 shares of Old Common Stock for each share of New Common Stock,

•	We agreed to buy all of the issued and outstanding shares of American Nano-Delaware in exchange for issuing 25,181,450 shares of New Common Stock to the shareholders of American Nano-Delaware,

•
Our controlling shareholders, Steven Crane and Gregg Davis, sold of all of their interest in the Company, which represented an aggregate of 558,520 shares of New Common Stock, to Huakang Zhou, a shareholder of American Nano-Delaware,

•
We agreed to transfer all of our existing business as existing prior to the Exchange Agreement together with and related assets (the “CorpHQ Business”) to  South Bay Financial Solutions, Inc., an existing subsidiary of the Company (“South Bay”),

•	We agreed to sell South Bay to Mr. Crane and Mr. Davis in exchange for South Bay together with Mr. Crane and Mr. Davis assuming all of the liabilities relating to the CorpHQ Business, and

•	The existing officers and directors were required to resign and appoint in their place new officers and directors associated with American Nano-Delaware.

In connection with the Exchange Agreement, the following events occurred:

•
On June 29, 2007, Mr. Crane and Mr. Davis resigned as directors leaving and Mr. Art F. Aviles as the sole director. Mr. Aviles appointed Mr. Pa Fachun, Mr. Zhou Jian,  Mr. Zhang Changlong, and Mr. David Smith as directors and then resigned himself.

•	On June 29, 2007 our Board appointed Mr. Pu Fachun as Chairman, President and Treasurer and Mr. David H. Smith as Secretary.

•
On August 9, 2007, we amended our Articles of Incorporation to change our name to American Nano Silicon Technologies, Inc., effect a 1302:1 reverse stock split and decrease our authorized common stock from 2 billion shares to 200 million shares with a par value of $0.0001.

•
On November 6, 2007 issued 25,181,450 shares of New Common Stock to the shareholders of American Nano-Delaware in return for all of the outstanding stock of American Nano-Delaware, resulting in American Nano-Delaware becoming our wholly-owned subsidiary.

•
On January 8, 2008, we quitclaimed the remaining assets pertaining to the CorpHQ Business to South Bay and on January 8, 2008, we executed a Spin-Off Agreement with South Bay and Mr. Crane and Mr. Davis. Pursuant to the Spin-Off Agreement provided for Mr. Crane and Mr. Davis received all of the outstanding shares of South Bay in consideration for South Bay assuming all liabilities pertaining to the CorpHQ business and for South Bay, Mr. Crane, and Mr. Davis indemnifying the Company against such liabilities.

Following the acquisition of  American Nano-Delaware (our wholly owned subsidiary), our new management ceased pursuing the CorpHQ Business and made the business of American Nano-Delaware the primary business of the Company. American Delaware-Nano is a holding company that directly holds one majority-owned subsidiary, Nanchong Chunfei and, through Nanchong Chunfei, indirectly holds two additional majority-owned subsidiaries.

We may contingent liabilities resulting from the CorpHQ Business and for any actions or omissions of the Company prior to the consummation of the transactions undertaken pursuant to the Exchange Agreement (the “Exchange Transactions”).  The risk exists that the Securities and Exchange Commission might deem the Company to have operated in violation of the Investment Company Act of 1940 prior to the consummation of the Exchange Transactions.

Additionally, we have determined that pursuant to applicable corporate law, the Company was required to have provided dissenters rights to all qualifying shareholders. As the Company did not provide dissenters rights, we are subject to contingent liabilities to such qualifying shareholders under applicable corporate law.

Below is a more detailed historical corporate background of American Nano Silicon Technologies, Inc., specifically before it merged with CorpHQ, Inc.

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

American Nano Silicon Technologies, Inc., fka CorpHQ, Inc. a California Corporation (the “Company” or “ANNO”)
owns 100% of
American Nano Silicon Technologies, Inc., a Delaware Corporation (“ANST”)
owns 95% of
Nanchong Chunfei Nano-Silicon Technologies Co., Ltd., a company incorporated in the People’s Republic of China (”Nanchong Chunfei”)
owns 90% of
Sichuan Chunfei Refined Chemicals Co., Ltd., a company incorporated in the People’s Republic of China (“Chunfei Chemicals”)
owns 92% of
Sichuan Hedi Veterinary Medicines Co., Ltd., a company incorporated in the People’s Republic of China (“Hedi Medicines”)

The Company's business is approved for:

    1, Nanchong Chunfei nano-crystalline silicon technology Limited’s business scope is: production and sale of household chemical products, fine chemical products, chemical raw and auxiliary materials, nano-technology development and research, and nano-crystalline silicon production and sales.

    2, Sichuan Chunfei Refine Chemical Company Limited’s business scope is: production and sale of household chemical products, fine chemical products, cosmetics, chemical raw and auxiliary materials.

    3, Sichuan Hedi animal Pharmaceutical Co., Ltd’s business scope is: production and sale of animal medicine powder, feed additives.

Our Business

Nanchong Chunfei was organized to produce and sell fine chemical products and chemical intermediaries and Chinese herbal medicines for animal use, and to perform research and development in the fields of nano-technology and micro-nano silicon products.

Since the establishment, the Chinese Companies have been establishing management systems and corporate governance structures, hiring and training personnel, and developing business and investment plan.

Industry overview and market condition

According to statistical data collected by the Refined Chemicals’ Information Center, the annual demand for non-phosphorus auxiliary agent in the Chinese detergent and washing products industry is more than one million tons. Use of non-phosphorus agents will continue to grow as wider areas of China follow the international practice of banning the use of phosphorus in detergents.  Micro-Nano Silicon™ can perform better than market leader 4A zeolite at a similar price, currently around 3,000 Yuan/ton. The Company believes that the prospects in this 3 billion Yuan market are bright.

Sichuan, the Company's headquarter, is a major production base of the Chinese detergent industry.  Provincial requirement for non-phosphorus auxiliary agent is about 200,000 tons/year, or about 20% of Chinese domestic demand. Nearby Chongqing and Chengdu cities are home to several large-scale plastic and rubber plants which use a large amount of white carbon black, for which Micro-Nano Silicon™ can substitute in its fine reinforcing agent application.

Other emerging applications for Micro-Nano Silicon™ are as catalysts and surfactants for fine chemical production, and in nano-metric functional ceramics -- new high-tech ceramics specially designed for air purification and water treatment. Experts have predicted that by 2010, the market sales value of high-tech ceramics materials will reach 150 billion US dollars worldwide.

The Micro-Nano Silicon product are ultra fine crystal structured chemicals that is used in the chemical industry for phosphorus additives, as a reinforcing agent for the rubber industry, and for paint and cover agents for coatings in the paper-making industry.

The Micro-Nano Silicon product is currently the only sub-nano new material for large-scale production in China and is to be used as a substitute for current chemical agents.

Micro-Nano Silicon™ is the most effective non-phosphorus auxiliary agent available in the market today. It will compete against the most commonly used phosphorus-free auxiliary agent in synthetic detergent, 4A zeolite which is inferior to Micro-Nano Silicon™ at ion-exchange, and slow-acting at energy-saving lower wash temperatures. Other disadvantages of 4A Zeolite are that it is insoluble in water, liable to re-deposit dirt, and tending to dull the color of clothes after washing.  Micro-Nano Silicon™ addresses all these deficiencies.

Micro-Nano Silicon™ is adaptable to many uses. At present the Chinese Companies’ market research indicates that Micro-Nano Silicon™ should gain broad acceptance in the Chinese washing products industry.  However, should it lose that market, the Chinese Companies expect to be able to sell Micro-Nano Silicon to the Chinese petrochemical, plastics, rubber, paper, ceramics and other industries.  The equipment and techniques of the production line are similarly adaptable, which allows the Chinese Companies to switch to producing white carbon black, alumina, calcium phosphate and other chemical products with simple modifications and variation of key inputs.

Our Products

Currently, one core product of our company is Micro-Nano Silicon™, so called because of its ultra-micro crystalline structure and its major ingredient, silicon.  Its basic building blocks are silicon dioxide and quartz.  Under the effect of a special catalyst, those materials polymerize and crystallize into the compound of this chemical formula:

    Na        Na        Na
          |         |         |
          O      O        O
          |         |         |
          Na—O—Si—O—Al—O—Si—O—Na
          |                   |
          O                O
          |                   |
          Na              Na

This is a three-dimensional crystal with a tetravalent and electrically neutral silicon atom. The aluminum atom is a trivalent atom sharing four oxygen atoms with one negative charge combined. The hole in the middle of the crystal can capture a positive ion. The compound can have complex reaction with ions of calcium, magnesium, iron, copper, and manganese. Since it is ultra-white, ultra-small, phosphorus-free, with special crystalline structure and chelating and filtering performance, this unique compound lends itself to a use in washing products, as well as cosmetics and other products.

The Company have completed the pilot-scale test of Micro-Nano Silicon™; output of the pilot plant is currently about 10 tons per day.  The pilot-scale test products have been successfully used by leading Chinese washing products companies Chengdu Lanfeng Group, White Cat Group and Libai Group.  Actual customer orders for this first phase amounted to 20,500 tons of Micro-Nano Silicon™.

Micro-Nano Silicon™ can effectively chelate calcium and magnesium ions in water, softening it in order to improve the washing effect and to prevent damage to clothes.  In this way the product actually reduces the amount of detergent required for washing a load of laundry, so it is an economical product.  In addition to its use in the detergent industry, Micro-Nano Silicon™ can also be used as a water softener for drinking water and sewage treatment.

Additionally, Micro-Nano Silicon™ can substitute for white carbon black in applications in the paper, rubber, plastics, petrochemical and ceramics industries. White carbon black commonly sells in China at a market price of 4000~8000 Yuan/ton for ordinary, and 9000~20000 Yuan/ton for ultrafine.

With good hiding power and color strength, Micro-Nano Silicon™ can also substitute for titanium dioxide (TiO2) powder in paints, inks, synthetic fibers, plastics, paper, ceramics and other products. Delivery price in the U.S. for TiO2 powder was about 1980~2200 Dollars/ton, and that in Europe was approximately 2050~2060 Euros/ton, and the spot price in the Asia-Pacific region was about 2200~2300 Dollar/ton (CandF basis).  Annual average consumption growth in China for TiO2 is expected to continue to be around 10%~15% for the near future.

Our Chinese subsidiaries’ location offers advantages with respect to supply of raw materials and proximity to end users.

Quartz is a raw material used in the production of Micro-Nano Silicon™, and there are abundant quartz mineral resources in nearby Chinese districts such as Hechuan and Qingchuan.  Another raw material, bauxite, is abundant relatively nearby in Hechuan, Chongqing, Guizhou and other places within reasonable distance for truck or railway transportation. Similarly other raw materials such as caustic soda, calcined soda, sodium sulphate anhydrous and calcium carbonate powder are also available in large quantity, good quality and competitive cost in Sichuan province.

Raw Materials and Our Principal Suppliers

Our raw materials mainly come from Chinese domestic suppliers (detailed in the table below), and the supply of raw materials could meet our production needs and normal reserves. Our production are based on the monthly marketing plan to determine the production tasks, and then to determine the purchase of raw materials.

Name of Raw Material Suppliers	Source of Raw Materials
Chongqing Shangshe Chemical Co.,Ltd.	Chongqing City
Sichuan Sirui Packing Co., Ltd.	Sichuan Yibing
Shehong Hengtong Logistics Co., Ltd.	Sichuan Shehong
Zigong Haoming Chemical Co.,Ltd.	Sichuan Zigong
Nanchong South Chemical Co.,Ltd.	Sichuan Nanchong
Chongqing Tianditong Co.,Ltd.	Chongqing City
Guizhou Yindu Trade Service Co.,Ltd.	Guizhou Zunyi
Nanchong Shirong Chemical Co.,Ltd.	Sichuan Nanchong

The raw materials and packaging materials have their rich resources and a wide range of supply channels, not a monopoly supplier. Therefore, we don’t have any independence on one or more suppliers.

Employees

As of September 30, 2008, the Company has 174 full-time staff and employees.

Department	Headcount
Management and Administrative	39
Sales and Marketing	15
Production	112
Research and Development	8

Total	174

Among our eight scientific researchers, six of whom are senior researchers. We do not have any payment obligations for any retirees and are not currently retaining any contractors. The Company currently has 174 full time employees. The Company purchases pension insurance, medical insurance and unemployment insurance for all full time employees in accordance with China's Labor Law. The Company's employees are not represented by a collective bargaining unit. Management considers the Company's relationships with its employees to be satisfactory, and management believes that should the Company require additional employees at any of its facilities that it will be able to meet its needs from the locally available labor pool.

Distribution

We are currently producing and selling Micro- Nano Silicon. For the fiscal year ended September 30, 2008, we sold to a large number of regional businesses and enterprises engaged in the chemicals business. Since then, we have modified our sales method to include distributors who purchase our product for re-sale. This product is only available to a selected group of distributors and can not be directly purchased by the general public. Chongqing Trading Company, Ltd is the most significant customer among all distributors. While it comprises over 32% of total sales for the year ended September 30, 2008. In the future, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Customers

The following is a breakdown of the Company's substantial customers by revenues. For the fiscal year ended September 30, 2008, we sold to a large number of businesses and enterprises engaged in the chemicals business. Since then, we have modified our sales method to include distributors who purchase our product for re-sale. We do not believe we are dependent on their partnerships to maintain our sales growth. We feel the relationships we have established in the past will enable to us to continue to market and sell our products if the relationships with our current distributors were to terminate.

Customer Name	Percentage of Revenues for FY ended 9/30/08

Chongqing Trading Company Ltd	32.81%
Sichuan Chunfei Daily Chemical Ltd	12.43%
Nanchong Nanfang Chemical Company	6.76%
Chengdu Jilong Chemcial Company	5.60%

Marketing and Advertising

In 2008, we launched a new distribution method, by having other companies in chemical business to represent our products and re-sell it to the third parties including both institutions and individuals. From time to time, we also sponsor charitable events such as hope school projects, to increase public awareness of benefits of our products and spread the acceptance and influence of our brand.

Competition

The market for 4A zeolite is very fragmented and therefore we believe we can  rely on the loyalty of our existing customers along with our high quality customer service to build our reputation and product acceptance.

Some inbound competitors within 4A zeolite market include:

•
Tex Chemical Co. Ltd.: established in 1989 and based in Shanghai, is a exporter and producer of detergent agents including 4A zeolite and sodium percarbonate.  We estimate their annual revenue to be approximately $10 million USD.

•	Xiamen Xindakang Inorganic Materials Co, Ltd.: established in 2005 and based in Fujian, is a manufacturer of 4A zeolite. We estimate their annual revenue to be approximately $8 million USD.

•
Laiyu Chemical Co. Ltd: established in 1984 and based in Shandong, is a trading company that trades on 4A zeolite as an agent. We estimate their revenue from 4A zeolite to be approximately $2 million USD.

•	Changsha Xianshanyuan Agriculture & Technology Co., Ltd: established in 2006 and based in Hunan, is a manufacturer of 4A zeolite. We estimate their revenue to be approximately $5 million USD.

Based upon our surveys and research, we believe the detergent agent, which 4A zeolite is the current industry standard in China, is very segmented and regionalized. By the feedback we have received from our customers, we believe that the unique features of our product enable us to challenge 4A zeolite for the leadership in the industry in the near future.

We do not face direct competition for our products in local marketplace. This is due to the fact that our product is unique and patented technology. Currently, the industry standard is 4A zeolite, a phosphorus-free auxiliary agent. Although we do not face direct competition, we do have high barriers to widely spread the acceptance of our products. We are primarily rely on the loyalty of our existing customers along with our high quality customer service to build our reputation and product acceptance.

Government Regulation

Our production processes, which we own the patents are under the long-term protection by the China Government Laws and Regulations. Our production and operations were examined and approved by China Government's authority, and is supported and protected through its business license scope. We have also been granted the right to import and export products, and because of China's relatively lower cost of labor, we anticipate that our products will also be proven competitive throughout the international market.

Cost of Compliance with Environmental Laws

Management believes that our factory standards meet the requirements of the China Government and local environmental laws and other related regulations, workers security regulations, Air Protection Law, Water Resources Protection Act, Resource Conservation Recovery Act, and so on. We have all licenses required for our production, and we have been in compliance with all applicable governmental laws and regulations.

Management believes that our products are environmentally-friendly green products, no pollution to the environment, and its protection fees will not cause any significant impact on the operation, the production costs, and our profitability and competitiveness. However, management can give no assurance that new or additional laws or regulations relating to the environment will not result in material costs in the future.

Taxation

The Company is governed by the Income Tax Law of the People’s Republic of China concerning foreign invested companies, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People's Congress of China approved the Corporate Income Tax Law of the People's Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all companies, including both domestic and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%. For the year ended September 30, 2008 and 2007, the income tax provision for the Company was $63,786 and $0, respectively.

The income tax expense of $63,786 for the year ended September 30, 2008 was solely attributed to the net income from our sales of Micro-Nano Silicon products.

Foreign Exchange

Foreign exchange in China is principally governed by the PRC Foreign Exchange Control Regulations promulgated by the State Council and enforced on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment promulgated by the State Council and enforced on July 1, 1996. Under these regulations, upon payment of the applicable taxes, foreign-invested enterprises may convert the dividends they received in Renminbi into foreign currencies and remit such amounts outside China through their foreign exchange bank accounts.

If a foreign-invested enterprise needs foreign exchange transaction services in relation to the current account item, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks by providing applicable receipts and certificates, and without an approval from the State Administration of Foreign Exchange, or SAFE. If a foreign-invested enterprise distributes dividends to its shareholders, it will be deemed as foreign exchange transaction services in relation to the current account item, therefore, as long as it provides the board resolutions and other documents authorizing the distribution of dividends, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks.

Notwithstanding the above, foreign exchange conversion matters under the capital account item are still subject to regulatory restrictions, and a prior approval from SAFE or its relevant branches is required before conversion between Renminbi and other foreign currencies.

ITEM 2. DESCRIPTION OF PROPERTIES

Production and Facilities

Our plants are located on land for which we paid $872,976 for a land use right.  This gives us the exclusive use of the property until July 2051. This form of land tenure is roughly comparable to a leasehold interest under the system of land tenure. The project site is located at the Chunfei Industrial Park, Gaoping, Nanchong, Sichuan province, in an economic development zone plentifully supplied with low-cost water, electricity, gas and communication facilities.  It is near the Chengdu-to-Nanchong expressway, the Nanchong-to-Chongqing expressway and the Nanchong railway station, and enjoys very good transportation links.

The Company announced the completion of a new product line in 2008. The new Nano-Silicon product line has a designed annum output capacity of 50K tons. The new launched product line has been offically placed in the Company's daily operational activities on July, 2008.

Through the end of its 2008 financial year, the Chinese Companies had invested $3,142,216 in gross plant and equipment, and had construction in progress of $2,751,576. The equipment is standard chemical industry equipment, saleable in the second-hand equipment market in the worst case scenario.

The construction area of the Raymond mill plant is 1,500 square meters (50m×30m), enough for installation of 4 sets of Raymond mills and ancillary equipment.  There will be a ball milling plant of brick-concrete structure, 2,500 square meters (50m×50m), with ten underground pools for storing Ball milling slurry.  The firing plant construction area will be 8,000 square meters with four sets of rotary kilns systems, and there will be a tank area of 5,000 square meters.

There will be a calcination plant of 3,000 square meters, large enough for installation of six melting furnaces for water glass, adjacent to a storage area of 2,500 square meters.

The main engineering plant of the Micro-Nano Silicon™ process includes a 3,500 square meter filtration plant of brick-concrete construction and two floors – the first floor is for bauxite slug filtration plant and the second for filtration of Micro-Nano Silicon™ finished products. A cooling system is to be installed in the plant ceiling.

There is to be a brick-concrete reaction tank and reserve tank installation 3,500 square meter total construction area as well as a proposed flash evaporation plant of 2,160 square meters and five cooling pools of 1,000 square meters.  Most raw materials are to be stored in two warehouses of total construction area of 8,000 square meters, while quartz can be left outside in a 4,500 square meter yard.  Another two warehouses of total construction area of 8,000 square meters are to contain 40 kilo bags of finished product.  At plant capacity of 416 daily tons, these finished goods storage facilities can handle ten days of production.

Other facilities will include a 2,000 square meter machine repair plant, offices and dormitories of 15,000 square meters, and a chemical laboratory of 1500 square meters.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Related To Our Business

We need additional capital

We require substantial additional financing to implement our business plan and to cover unanticipated expenses.  The timing and amount of any such capital requirements cannot be predicted at this time.  There can be no assurance that any such financing will be available on acceptable terms, or at all.  If financing is not available on satisfactory terms or at all, we may be unable to expand at the rate desired or we may be required to significantly curtail or cease our business activities.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and such securities may have rights, preferences and privileges senior to those of the common stock.  If capital is raised through a debt financing, we would likely become subject to restrictive covenants relating to our operations and finances.  Our revenues and gross profits have decreased in the first three quarters of 2008 since we lack sufficient working capital to purchase the raw materials needed to produce Micro-Nano Silicon, thereby reducing the amount of Micro-Nano Silicon available for we to sell.

We face significant competition and may not be able to successfully compete

Our current and future competitors are likely to have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, our competitors may be able to develop and expand their offerings more rapidly, adapt to new or emerging technologies and changes more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale and devote greater resources to the marketing and sale of their technology and products than we can. There can be no assurance that we will successfully differentiate our current and proposed technology and products from the technologies and products of our competitors, that the marketplace will consider our technology and products to be superior to competing technologies and products, or that we will be able to compete successfully with our competitors.

Our business is subject to factors outside our control

Our business may be affected by a variety of factors, many of which are outside our control.  Factors that may affect our business include:

·	The success of our research and development efforts
·	Competition
·	Our ability to attract qualified personnel
·	The amount and timing of operating costs and capital expenditures necessary to establish our business, operations, and infrastructure
·	Government regulation
·	General economic conditions as well as economic conditions specific to the nanotechnology industry

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage

Our intellectual property rights are important to our business. Currently, there are limited safeguards in place to protect our intellectual property rights, and the protective steps we intend to take may be inadequate to deter misappropriation of those rights.  We have filed and intend to continue to file patent applications. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce.  Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated, and frustrate commercialization of products. Additionally, even if patents are issued, and are enforceable, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by us may not afford us any meaningful competitive advantage. Our inability to maintain our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan. If we are unable to derive value from our intellectual property, the value of your investment in us will decline.

We maybe exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to this requirement commencing with our fiscal year ending September 30, 2008 and a report of our management is included under Item 8A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending September 30, 2009.  We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks Related to Our Company

We depend on key personnel and attracting qualified management personnel

Our success depends to a significant degree upon the management skills of Pu Fachun, our President. The loss of his services would have a material adverse effect on our company.  We do not maintain key person life insurance for any of our officers or employees.  Our success also depends upon our ability to attract and retain qualified marketing and sales executives and other personnel.  We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance that we will be successful in attracting or retaining such personnel, and the failure to do so could have a material adverse effect on our business.

Risks Related to Our Industry

We are facing the risk of failure to spread and widely stretch our product nationally, because our product is currently not recognized as an industry standard. The industry standard is 4A zeolite, a phosphorus-free auxiliary agent. Although we do not face direct competition, we do have high barriers to widely spread the acceptance of our products. We are primarily rely on the loyalty of our existing customers along with our high quality customer service to build our reputation and product acceptance.

Risks Related to Doing Business in China.

Adverse changes in economic and political policies of the People's Republic of China government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Political Risk

All of our operations are outside the United States and are located in China, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the People's Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The People's Republic of China government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall People's Republic of China economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early2004, the People's Republic of China government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Economic Risk

We face risks associated with currency exchange rate fluctuation, any adverse fluctuation may adversely affect our operating margins.

Although the Company is incorporated in the United States, all of our current revenues are in Chinese currency. Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenue; cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

Legal Risk

The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on the company business and prospects.

Risk Related to Our Common Stock

Our common stock price may fluctuate significantly

Because we are a developmental stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. We do not expect to generate substantial revenue from the license or sale of our nanotechnology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

•	announcements of developments related to our business;
•	developments in our strategic relationships with scientists within the nanotechnology field;

•	our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;
•	announcements regarding the status of any or all of our collaborations or products;

•	market perception and/or investor sentiment regarding nanotechnology as the next technological wave;
•	announcements regarding developments in the nanotechnology field in general;

•	the issuance of competitive patents or disallowance or loss of our patent rights; and
•	quarterly variations in our operating results.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

The market for purchases and sales of our common stock may be very limited, and the sale of a limited number of shares could cause the price to fall sharply

Our securities are very thinly traded.  Accordingly, it may be difficult to sell shares of the common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Shareholder interest in us may be substantially diluted as a result of the sale of additional securities to fund our plan of operation

Our Certificate of Incorporation authorizes the issuance of an aggregate of 200,000,000 shares of common stock. Of these shares, an aggregate of 26,558,767 shares of common stock have been issued, and no shares of preferred stock have been issued. Therefore, approximately 173,441,233 shares of common stock remain available for issuance by us to raise additional capital, in connection with technology development or for other corporate purposes. Issuances of additional shares of common stock would result in dilution of the percentage interest in our common stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of our common stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of common stock upon exercise of the warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the common stock, and may have an adverse impact on the price at which shares of common stock trade.

If securities or industry analysts do not publish research reports about our business, or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline. The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of us, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one of more of these analysts cease to cover us or our industry or fails to publish reports about us regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

We do not intend to declare dividends on our common stock

We will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

Our common stock is deemed to be a “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪	With a price of less than $5.00 per share;

▪	That are not traded on a “recognized” national exchange;

▪	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

▪
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

Item 1B. Unresolved Staff Comments.

We currently do not have any unresolved comments or issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCBB under the symbol “ANNO”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter Ended March 31, 2006	$1.01	$0.06
Quarter Ended June 30, 2006	$0.06	$0.06
Quarter Ended September 30, 2006	$0.06	$0.06
Quarter Ended December 31, 2006	$0.06	$0.06

Quarter Ended March 31, 2007	$0.06	$0.06
Quarter Ended June 30, 2007	$0.25	$0.06
Quarter Ended September 30, 2007	$0.35	$0.15
Quarter Ended December 31, 2007	$0.40	$0.11

Quarter Ended March 31, 2008	$0.11	$0.11
Quarter Ended June 30, 2008	$1.23	$0.25
Quarter Ended September 30, 2008	$1.10	$0.51
Quarter Ended December 31, 2008	$2.00	$0.51

Security Holders

As of September 30, 2008 in accordance with our transfer agent records, we had 1,328 shareholders of record, holding 26,558,767 common shares.

Equity Compensation Plans

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors.” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

General

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

The information included in this Form 10-K should be read in conjunction with the Company’s Form 10/A filing dated on September 18, 2008.

Overview

We primarily manufacture and sell refined consumer chemical products. Currently, our products are sold throughout Sichuan province, China. We expect to incur substantial additional costs, including costs related to ongoing research and development activities. Our future cash requirements depend on many factors, including continued scientific progress in research and development programs. The time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products.

Results of Operations for Fiscal Year Ended September 30, 2008 Compared with the Fiscal Year Ended September 30, 2007

Our net sales totaled $2.85 million for the fiscal year ended September 30, 2008, a 38.02% increase compared to our net sales of $2.07 million for the fiscal year ended September 30, 2007. The growth in net sales primarily resulted from the completion of our new Nano-Silicon product line. The product line was launched and placed in our daily operational activities in July 2008. The new launched product line has a designed annual output of 50K tons. Because of this new launched product line which materially enhanced our production capacity, we expect that we are going to realize a considerable increase of net sales in the coming year of 2009.

In addition, our new distribution method that was launched in 2008 also contributed in our increasing net sales of 2008 compare to 2007, primarily by the use of sale agents to represent our products and re-sale to the third parties. The positive feedback and awareness of our products has resulted in higher sales compared to the traditional distribution channel.

We are currently producing and selling Micro-Nano Silicon. For the fiscal year ended September 30, 2008, we sold to a large number of our products to regional businesses and enterprises engaged in chemical business. We have modified our sales method to include distributors who purchase our product for re-sale. Our products are only available to a selected group of distributors and can not be directly purchased by the general public. Chongqing Trading Company, Ltd is the most significant customer among all distributors who makes up over 32% of our total sales for the year ended September 30, 2008. In the future, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Sales

Cost of sales for the year ended September 30, 2008 was $2.48 million compared with $1.64 million for the fiscal year ended September 30, 2007. This 51.21% increase in cost of sales was primarily caused by the increased sales volume and the cost of raw materials.

Gross profit

Gross profit decreased to $0.37 million for the fiscal year ended September 30, 2008 from that of $0.42 million of the year ended September 30, 2007. This represents a 12.48% decline, which reflects the increase in the cost of goods sold.  Our gross profit margin decreased to 13.12% from 20.69% for the same period of the previous year primarily due to the increase of the cost of the sales as we started the new product line of micro nano silicon. Once we commence full scale production, we expect our gross profit margin to be significantly higher as we are able to control over our production costs because of the production volume.

Selling expenses and General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include costs associated with salaries and other expenses related to research and other administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers.

Our overall SG&A expenses were $244,162 or 8.54% of net sales for the fiscal year ended September 30, 2008 compared with $443,154 or 21.40% of net sales for the year ended September 30, 2007. This higher level SG&A expenses to net sales ratio for the previous year was because we incurred a significant professional fees of $200,000 related to going public. We did not incur such expense for the current year.

Net Loss

Net Loss from continuing operation decreased to $6,739 for the fiscal year ended September 30, 2008 compared with that of $90,780 for the fiscal year ended September 30, 2007. This 92.57% decrease in loss is a result of the increased production and sales of our Micro-Nano Silicon products. As this product segment is gaining more market awareness, we were able to generate a net income before tax of $173,774 for the year ended September 30, 2008 compare to the net loss of $37,225 for the year ended September 30, 2007.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will require outside capital to implement our business plan. We will have to expand our management team with qualified personnel. However, there can be no assurance that our management will be successful in completing the capital raise to implement the corporate infrastructure that supports operations at the levels called for by our business plan, or to conclude a successful sales and marketing plan with third parties to attain significant market penetration or that will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

We break down our property, plant and equipment for years ended September 30, 2008 and 2007 as follows:

	As of September 30,
	2008	2007
Machinery & equipment	$2,776,378	$604,835
Automobiles	-	56,867
Plant & Buildings	4,241,069	2,846,200
Total	7,017,447	3,507,902

Less: accumulated depreciation	(256,622)	(84,868)
Add: construction in process	2,751,577	2,425,410

Property, plant and equipment	$9,512,402	$5,848,444

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $16,194 and working capital of $103,916, as compared with cash and cash equivalents of $423,700 and working capital of $922,358 as of September 30, 2007, representing a decline in cahs and cash equivalent of $407,506 or 2516.4%. The decrease was mainly attributed to the capital expenditure in our newly launched Nano-Silicon product line. Also, our decreased net working capital was primarily a result of the disposal of our existing inventories.

In terms of Long-term Liability, our long-term loan is consist of the following:

	Balance at September 30,
	2008	2007
a) Loan payable to Nanchong City Bureau of Finance
maturing in 2011, a fixed interest rate of 0.47% per month	$589,110	$533,846

b) Individual loans from unrelated parties,
fixed interest range from 3% to 10% per month,
all with three year term, maturing in 2010	88,367	96,607

c) Individual loans from unrelated parties,
bear no interest, maturing in 2011	1,906,892	-

c) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	58,911	306,961

Total	$2,643,280	$937,414

We have engaged in related party transactions that are reasonably likely to affect our liquidity or the availability of capital resources. The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

For the fiscal years ended September 30, 2008 and 2007, the details of loans to/from related parties are as follows:

	2008	2007
Receivable from Chunfei Daily Chemical	$244,837	$176,492
Receivable from Chunfei Real Estate	106,040	96,096
Receivable from officer and employees	-	-
Total	350,877	272,588

Loan From Chunfei Daily Chemical	$-	$7,207
Loan From Chunfei Real Estate	47,209	108,136
Loan From Zhang Qiwei (shareholder)	1,473	74,738
Loan From Pu, Fachun (shareholder)	857,155	-
Loan From other officer and employee	7,364	10,142
Total	913,201	200,223

Cash generated from our operating activities was $563,973 for the fiscal year ended September 30, 2008, representing an increase of $517,347 or 1100.9%compared to $46,626 for the fiscal year ended September 30, 2007. The increase in cash from operations were a compounding result of the decrease in  our inventory of $400,957 and the increase in our net income.

Cash used in investing activities totaled $3.16 million for the fiscal year ended September 30, 2008 compared to $423,672 for the fiscal year ended September 30, 2007. We invested  $3,070,385 more in the constructions of our plant and equipments for the year ended September 30, 2008 than for the year ended September 30, 2007.
Cash generated from financing activities totaled $2,201,368 in fiscal year 2008 as compared to $628,535 in 2007. This was mainly attributed to the more proceeds received from our long term loan. In fiscal year 2008, we have came up with the proceeds from long term loan of $1.53 million which we have no of that during fiscal year 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No.104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. For sale of AM, HM, live stock feed additive, and FGW biological preservatives for agriculture businesses, the Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on either free on board (“FOB”) factory or destination terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 159 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007.

An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

ITEM 7. FINANCIAL STATEMENTS

AMERICAN NANO SILICON TECHNOLOGIES, INC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
American Nano Silicon Technologies, Inc

We have audited the accompanying consolidated balance sheets of American Nano Silicon Technologies,Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income (Loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2008. American Nano Silicon Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. as of September 30, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

December 20, 2008

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007
(Expressed in US dollars)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$16,194	$423,700
Account Receivable	9,794	-
Inventory	342,346	690,030
Advance to suppliers	192,604	123,041
Other receivables	6,883	172,692
Other receivables - related parties	350,877	272,585
Employee advances	868	27,911
Total Current Assets	919,566	1,709,959

Property, plant and equipment, net	9,512,402	5,848,444

Other assets:
Land use right	1,040,226	900,640
Total other assets	1,040,226	900,640

Total Assets	$11,472,194	$8,459,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Account payable	452,043	382,262
Advance from customers	19,367	-
Accrued expenses and other payables	344,240	405,339
Total Current Liabilities	815,650	787,601

Long-term liability
Construction security deposite	1,245,459	1,172,043
Long term loan	2,643,280	937,414
Due to related Parties	913,201	200,223

Total Liabilities	5,617,590	3,097,281

Minority Interests	1,149,667	999,751

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 26,558,767
and 25,740,000 shares issued and outstanding at September 30, 2008 and 2007	2,656	2,574
Additional paid-in-capital	4,487,743	3,979,235
Accumulated other comprehensive income	824,006	474,341
Accumulated deficit	(609,468)	(94,139)
Total Stockholders' Equity	4,704,937	4,362,011

Total Liabilities and Stockholders' Equity	$11,472,194	$8,459,043
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the year	For the year
	ended	ended
	September 30, 2008	September 30, 2007

Revenues	$2,857,958	$2,070,550

Cost of Goods Sold	2,482,943	1,642,021

Gross Profit	375,015	428,529

Operating Expenses
Selling, general and administrative	244,162	443,154

Income (Loss) before other Income and (Expenses)	130,853	(14,625)

Other Income and (Expense)
Interest income	-	-
Interest expense	(96,542)	(90,429)
Other income (expense)	1,322	(883)
Total other income and (expense)	(95,220)	(91,312)

Income (Loss) Before Minority Interests and Income Taxes	35,633	(105,937)

Minority Interests	(21,414)	15,156

Income (Loss) Before Income Taxes	57,047	(90,780)

Provision for Income Taxes	63,786	-

Net (Loss) from continuing operation	$(6,739)	$(90,780)

Discontinued Operations
Loss from discontinued operations	(12,318)	-
Loss on disposal	(496,272)	-

Net Income (Loss) from Discontinued Operations	(508,590)	-

Net Loss	$(515,329)	$(90,780)

Other comprehensive income
Foreign Currency translation adjustment	349,665	272,698

Comprehensive Income (Loss)	$(165,664)	$181,918

Basic and diluted (loss) per common share
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.02)	$(0.00)

Weighted average number of common shares	26,475,769	25,740,000
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US dollars)

	Common Stock			Accumulated Other
	par value $.0001		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid in Capital	Income	Deficit	Total

Balance September 30, 2006	25,740,000	$2,574	$3,938,680	$201,643	$(3,359)	$4,139,538

Additional capital contributed			40,555	-	-	40,555

Comprehensive income
Net loss for the year					(90,780)	(90,780)
Other comprehensive income, net of tax
Foreign currency translation adjustments				272,698		272,698
Comprehensive income

Balance September 30, 2007	25,740,000	$2,574	$3,979,235	$474,341	$(94,139)	$4,362,011

Comprehensive income
Net loss from continuing operations					(6,739)	(6,739)
Net loss from discontinued operations					(508,590)	(508,590)
Other comprehensive income, net of tax
Foreign currency translation adjustments				349,665		349,665
Comprehensive income

Acquisition of Net Asset of CorpHQ	818,767	82	508,508			508,590

Balance September 30, 2008	26,558,767	$2,656	$4,487,743	$824,006	$(609,468)	$4,704,938
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the year	For the year
	ended	ended
	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities:
Continuing operation
Net loss	$(6,739)	$(90,780)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	192,817	100,344
Minority interest	(21,414)	(15,156)
Loss from disposal of fixed assets	723	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	166,358	(167,145)
Inventory	400,957	(557,633)
Employee advances	28,636	(21,537)
Advances to suppliers	(54,363)	572,591
Related party receivables	(47,905)	(216,118)
Increase (decrease) in -
Accounts payable	28,900	110,162
Construction security deposits	(45,839)	10,747
Deferred revenues	18,528
Accrued expenses and other payables	(96,686)	321,153

Cash provided by ccontinuing operating activities	563,973	46,626

Discontinued Operations
Net loss from Discontinued operations	(508,590)	-
Adjustments to reconcile net loss to net cash		-
used in discountinued operations	508,590

Cash used in discontinued activities	-	-

Cash provided by operating activities	563,973	46,626

Cash Flows From Investing Activities:
Additions to property and equipment	(3,070,385)	(363,914)
Additions to construction in process	(71,831)	(59,757)
Additions to intangible assets	(69,539)	-
Dsiposal of fixed assets	47,905	-

Cash (used in) investing activities	(3,163,850)	(423,672)

Cash Flows From Financing Activities
Proceeds from related party loans	662,254	190,103
Proceeds from unrelated party	-	438,431
Proceeds from long term loan	1,539,114	-
	-	-

Cash provided by financing activities	2,201,368	628,535

Effect of exchange rate changes on cash and cash equivalents	(8,997)	112,006

Increase in cash and cash equivalents	(407,506)	363,495

Cash and Cash Equivalents - Beginning of year	423,700	60,205

Cash and Cash Equivalents - End of year	$16,194	$423,700

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$63,786	$-

Non-cash investing and financing activities:
Additional capital contributed in the form of property	$-	$40,555
Net asset acquired from the reverse merger with CorpHQ	$508,590	$-
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
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

On May 24, 2007, the Company entered into a Stock Purchase and Share Exchange Agreement (the ?癊xchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”) with the same name, the shareholders of ANST and Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a corporation registered in the People’s Republic of China (“PRC” or “China”).

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

The Share Exchange resulted in a change in the control of the Company as the Shareholders of ANST became the majority shareholders of the Company. Also, the original shareholders and directors of the Company resigned and the shareholders of ANST were elected as directors of the Company and appointed as its executive officers.

For accounting purpose, this transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, ANST and its subsidiaries are treated as the continuing entity for accounting purposes.

American Nano-Delaware was incorporated on August 8, 2006 under the laws of the State of Delaware. On August 26, 2006, ANST acquired 95% interest of Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the law of PRC on June 27, 2002.

Collectively, ANNO, ANST, Nachong Chunfei, Chunfei Chemicals and Hedi Medicines are hereinafter referred to as the “Company”.

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

Minority interests

Minority interests result from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

Inventory

Inventories consist of the raw materials and packing supplies. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Property, plant & equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation are amortization are calculated using the straight-like method over the following useful lives:

Buildings and improvements	39 years
Machinery, equipment and automobiles	5 - 10 years

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

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers.

Taxation

Enterprise income tax

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amount for the Company as of September 30, 2008 and 2007.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People?痵 Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of September 30, 2008 and 2007 were $56,860 and $ 0.

Earnings (Loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no such additional common shares available for dilution purposes for the years ended September 30, 2008 and 2007.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of September 30, 2008 because of the relatively short-term maturity of these instruments.

Foreign currency translation

The Company’s principal country of operations is in PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (?癛MB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 159 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date,

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007.

An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – INVENTORY

The inventory consists of the following:

	As of September 30
	2008	2007
Raw materials	29,345	123,647
Packing supplies	86,561	232,485
Work-in-process	111,130	277,818
Finished goods	115,310	56,080

Total	$342,346	$690,030

No allowance for inventories was made for the year ended September 30, 2008 and 2007.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of September 30,
	2008	2007
Machinery & equipment	$2,776,378	$604,835
Automobiles	-	56,867
Plant & Buildings	4,241,069	2,846,200
Total	7,017,447	3,507,902

Less: accumulated depreciation	(256,622)	(84,868)
Add: construction in process	2,751,577	2,425,410

Property, plant and equipment	$9,512,402	$5,848,444

Depreciation expense for the year ended September 30, 2008 and 2007 was 167,313 and $69,047 respectively.

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

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	2008	2007
Receivable from Chunfei Daily Chemical	$244,837	$176,492
Receivable from Chunfei Real Estate	106,040	96,096
Receivable from officer and employees	-	-
Total	350,877	272,588

Loan From Chunfei Daily Chemical	$-	$7,207
Loan From Chunfei Real Estate	47,209	108,136
Loan From Zhang Qiwei (shareholder)	1,473	74,738
Loan From Pu, Fachun (shareholder)	857,155	-
Loan From other officer and employee	7,364	10,142
Total	913,201	200,223

Sichuan Chunfei Daily chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans bear no interest and are due in the year 2010 and 2011.

Daily chemical is a major customer of the Company. Its sales accounted for 13% and 14% of the net revenue for the year ended September 30, 2008 and 2007.  Daily Chemical is also the largest supplier of the Company, accounted for 28% and 36% of all of the raw materials the Company purchased for the year ended September 30, 2008 and 2007.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years.

The amortization expense from the year ended September 30, 2008 and 2007 was $25,504 and $17,893 respectively.

NOTE 7 - LONG-TERM LOANS

The long-term loans include the following:
	Balance at September 30,
	2008	2007
a) Loan payable to Nanchong City Bureau of Finance
maturing in 2011, a fixed interest rate of 0.47% per month	$589,110	$533,846

b) Individual loans from unrelated parties,
fixed interest range from 3% to 10% per month,
all with three year term, maturing in 2010	88,367	96,607

c) Individual loans from unrelated parties,
bear no interest, maturing in 2011	1,906,892	-

c) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	58,911	306,961

Total	$2,643,280	$937,414

The Company accrued interest expenses of $96,542 and $90,429 for the year ended September 30, 2008 and 2007 respectively.

NOTE 8 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the constructions. The deposits are to be refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality. The Company expected to return it in year 2011 when the construction is expected to be completed.

The Company offers no interest to the security deposits. As of September 30, 2008 and 2007, the balance of the construction security deposits was $1,245,459 and $1,172,043, respectively.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 – INCOME TAXES

 The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.  As the U.S. holding company has not recorded any income and expense for the year ended September 30, 2008 and 2007, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  For the year ended September 30, 2008 and 2007, the income tax provision for the Company was $63,786 and $-0-, respectively. The $63,786 income tax expense was attributed to the net income derived from Nanchong Chunfei.

NOTE 10 – CONCENTRATION OF RISKS

Three major customers accounted for approximately 52% of the net revenue for the year ended September 30, 2008, with each customer individually accounting for 32.81%, 12.43%, and 6.76%, respectively.  Three major customers accounted for 50.59% of the net revenue for the year ended September 30, 2007, with each customer individually accounted for 27.33%, 14%, and 9.26%, respectively.

Two major vendors provided approximately 54.96% of the Company’s purchases of raw materials for the year ended September 30, 2008, with each vendor individually accounting for 30.05% and 24.64%, respectively. Three vendors provided 61.53% of the Company’s purchase of raw materials for the year ended September 30, 2007, with each vendor individually accounting for 30.91%, 21.16%, and 9.47%, respectively.

NOTE 11 – DISCONTINUED OPERATION

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended September 30, 2008 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time loss of $496,272 on disposal recognized in the Statement of Operations for the year ended September 30, 2008 as a result of this disposition.

NOTE 12 – MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of minority interest as of September 30, 2008 is as follows:

Balance as of September 30, 2007	$999,751
Proportionate share of Net Loss from Chunfei Chemical	(21,475)
Proportionate share of Net Loss from Hedi Medicine	(5,438)
Proportionate share of Net Income from Nanchong Chunfei	5,499
Proportionate share of other comprehensive income	171,330

Balance as of September 30, 2008	$1,149,667

NOTE 13 – STOCKHOLDERS’ EQUITY

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

As of September 30, 2008, there were 26,558,767 shares of common stock issued and outstanding.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of September 30, 2008.

Management’s Report

Management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2008.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified some material weaknesses in our internal control over financial reporting. We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Based on this evaluation, management concluded that the Company should engage an independent expert in relation to this issue in fiscal year 2009.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our officers and director:

Pu Fachun, President and Chairman, 54 years old, is an entrepreneur with over 20 years of experience in the chemicals management business. Mr. Pu started his career as a production technician at the Nanchong Chemical Plant in Sichuan in 1972. In 1994, he founded Sichuan Chunfei Investment Company until he established Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006. Mr. Pu was central in the development and commercialization of the Company?痵 products. Prior to joining Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006, he had served as the Chairman of Sichuan Chunfei Investment Group. Mr. Pu joined the Company as a director and President and Chairman in July of 2007.

Zhou Jian, Director, 44 years old, is an economist, who since October 2006, has been Vice President of Sichuan Chunfei Daily Chemicals Industry Stock Co., Ltd.  He formerly served as Chairman of the Longhui Science and Technology Software Development Co., Ltd. under Sichuan Jiaotong University from 2005 through 2006. Prior to that, he served as of Chairman of Sichuan Jiancheng Scientific and Technology Industrial Co., Ltd, a position he held since 2001. Mr. Zhou joined the Company as a director in July of 2007.

Zhang Changlong, Director, 54 years old, has been General Inspector of Finance of Sichuan Chunfei Investment Group Co., Ltd. since October 2006.  He is trained as a senior accountant, and formerly served as Section Chief of the Treasurer’s Office of the Nanping Bureau of Forestry, as Section Chief of the Treasurer’s Office of the Weft-Knitted Knitting Plant of Sichuan Nanchong Gaoping District, as finance chief of Shenzhen Huifeng Industry Co., Ltd., and financial adviser to Nanchong Jialing Pharmaceutical Co., Ltd, a position he held since 2001 prior to taking his position with Sichuan Chunfei Investment Group. Mr. Zhang joined the Company as a director in July of 2007.

Board Structure and Composition; Committees

All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion. We have had a standing audit committee since our inception.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 10. EXECUTIVE COMPENSATION

Board Compensation

As of the date of this report, all members of our board of directors do not receive compensation for their role as directors.

Executive Compensation

The table below lists the compensation received by the Company’s directors, and the principal executive officer for the periods indicated. No other officer has received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary(USD)	Bonus	Other Annual Compensation
Pu Fachun Director, President, CEO, CFO	2006	$10,000	—	—
Zhou Jian, Director	2006	$7,500	—	—
Zhang Changlong, Director	2006	$7,500	—	—
Three above-named individuals as a group		$25,000

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary(USD)	Bonus	Other Annual Compensation
Pu Fachun Director, President, CEO, CFO	2007	$10,000	—	—
Zhou Jian, Director	2007	$7,500	—	—
Zhang Changlong, Director	2007	$7,500	—	—
Three above-named individuals as a group		$25,000

		Annual Compensation
Name and Principal Position	Year	Salary(USD)	Bonus	Other Annual Compensation
Pu Fachun Director, President, CEO, CFO	2008	$10,000	—	—
Zhou Jian, Director	2008	$7,500	—	—
Zhang Changlong, Director	2008	$7,500	—	—
Three above-named individuals as a group		$25,000

Equity Compensation Plans and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 6, 2008, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

		Number of	Percentage of
Name and Beneficial Holder	Address	Shares	Class
Pu Fachun, President/CEO/CFO/Director	(1)	11,730,000	45.1%
Zhou Jian, Director	(1)	4,278,857	16.5%
Zhang Changlong, Director	(1)	0	0%
All Directors and Officers as a group		16,008,857	61.6%
(1) The address of each person or group listed is c/o American Union Securities, 100 Wall Street, 15th Floor, New York, NY 10005

Beneficial ownership is determined in accordance with the rules of the S.E.C. and generally includes voting or investment power with respect to securities. In accordance with S.E.C. rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	2008	2007
Receivable from Chunfei Daily Chemical	$244,837	$176,492
Receivable from Chunfei Real Estate	106,040	96,096
Receivable from officer and employees	-	-
Total	350,877	272,588

Loan From Chunfei Daily Chemical	$-	$7,207
Loan From Chunfei Real Estate	47,209	108,136
Loan From Zhang Qiwei (shareholder)	1,473	74,738
Loan From Pu, Fachun (shareholder)	857,155	-
Loan From other officer and employee	7,364	10,142
Total	913,201	200,223

Sichuan Chunfei Daily chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans are short term in nature, bear no interest and due upon request.

Daily chemical is a major customer of the Company. Its sales accounted for 12% and 14% of the net revenue for the year ended September 30, 2008 and 2007. Daily Chemical is also the largest supplier of the Company, accounted for 28% and 36% of all of the raw materials the Company purchased for the year ended September 30, 2008 and 2007.

The advances to shareholders/officers bear no interest and have no formal repayment terms. However, the company expects to collect the outstanding balance within one year.

ITEM 13. EXHIBITS

Number	Exhibit	Location
3.1	Certificate of Amendment of Articales of Incorporation	Incorporated by reference to Exhibit 3.1 to Form 10-12G filed on February 12, 2008

3.2	Amended and Restated Aricles of Incorporation	Filed within

3.3	Amended Bylaws of Incorporation	Filed within

3.5	Bylaws of Incorporation	Incorporated by reference to Exhibit 3.5 to Form 10-12G filed on February 12, 2008

10.1	Agreement and Plan of Reorganization	Incorporated by reference to Exhibit 10.1 to Form 10-12G filed on February 12, 2008

10.4	Employment Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed on September 18, 2008

14.1	Code of Ethics	Filed within

21.1	List of subsidiaries	Filed within

23.1	Consent Letter from Independent Public Accounting Firm	Incorporated by reference to Exhibit 23.1 to Form 10-12G/A filed on September 18, 2008

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by Bagell Josephs, Levine & Company, LLC, for the audit of our annual financial statements and review of financial statements for the fiscal year ended September 30, 2008 was $75,000.

Audit-Related Fees

Bagell Josephs, Levine & Company, LLC did not render any audit-related services to us for the fiscal year ended September 30, 2008.

Tax Fees

Bagell Josephs, Levine & Company, LLC did not render any tax services to us for the fiscal year ended September 30, 2008.

All Other Fees

Bagell Josephs, Levine & Company, LLC did not render any other services to us for the fiscal year ended September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2009.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:	/s/ Pu Fachun
Mr. Pu Fachun
Chairman of the Board and Chief Executive Officer and Chief Financial Officer

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2009.

Name	Title
/s/ Pu Fachun	Chairman of the Board and Chief Executive Officer and Chief Financial Officer
Pu Fachun
/s/ Zhou Jian	Director
Zhou Jian
/s/ Zhang Changlong	Director
Zhang Changlong