Form 10-Q
period 2008-12-31
American Nano Silicon Technologies, Inc.
filed 2009-02-17
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 000-52940

American Nano Silicon Technologies, Inc.
(Name of Small Business Issuer in its Charter)

California	33-0726410
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Small reporting company _X_

As of February 12, 2009, 26,558,767 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures 25

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	DECEMBER 31, 2008	SEPTEMBER 30, 2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$327,420	$16,194
Accounts Receivable	267,125	9,794
Inventory	139,123	342,346
Advance to suppliers	306,522	192,604
Other receivables	7,057	6,883
Other receivables - related parties	574,924	350,877
Employee advances	16,269	868
Total Current Assets	1,638,441	919,566

Property, plant and equipment, net	9,380,171	9,512,402

Other assets:
Land use right	1,028,931	1,040,226
Total other assets	1,028,931	1,040,226

Total Assets	$12,047,541	$11,472,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$266,926	$452,043
Advance from customers	8,648	19,367
Accrued expenses and other payables	666,332	344,240
Total Current Liabilities	941,906	815,650

Long-term liability
Construction security deposits	1,236,576	1,245,459
Long term Loan	2,572,020	2,643,280
Due to related parties	914,261	913,201

Total Liabilities	5,664,763	5,617,590

Minority Interests	1,196,396	1,149,667

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 26,558,767
shares issued and outstanding at December 31 and September 30, 2008	2,656	2,656
Additional paid-in-capital	4,487,743	4,487,743
Accumulated other comprehensive income	802,773	824,006
Accumulated deficit	(106,790)	(609,468)
Total Stockholders' Equity	5,186,382	4,704,937

Total Liabilities and Stockholders' Equity	$12,047,541	$11,472,194
The accompanying notes are an intergral part of these financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AT DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$3,734,299	$289,323

Cost of Goods Sold	2,924,065	248,770

Gross Profit	810,234	40,553

Operating Expenses
Selling, general and administrative	77,210	57,782

Income (Loss) before other Income and (Expenses)	733,025	(17,229)

Other Income and (Expense)
Interest expense	(8,159)	(34,573)
Other income (expense)	(70)	(7)
Total other expense	(8,228)	(34,580)

Income (Loss) Before Minority Interests and Income Taxes	724,795	(51,809)

Minority Interests	52,093	(6,995)

Income (Loss) Before Income Taxes	672,702	(44,814)

Provision for Income Taxes	170,026	-

Net Income (Loss) from continuing operation	$502,678	$(44,814)

Discontinued Operations
Loss from discontinued operations	-	(12,318)

Net Income (Loss)	$502,678	$(57,132)

Other comprehensive income (loss)
Foreign Currency translation adjustment	(21,233)	357,513

Comprehensive Income	$481,445	$312,699

Basic and diluted Income (loss) per common share
Continuing Operations	$0.02	$(0.00)
Discontinued Operations	$-	$(0.00)

Weighted average number of common shares	26,558,767	26,558,767
The accompanying notes are an intergral part of these financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AT DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Continuing operation
Net Income (Loss)	$502,678	$(44,814)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	103,042	20,217
Minority interest	52,093	(6,995)

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(256,946)	(85,851)
Inventory	201,085	(25,722)
Employee advances	(15,367)	6,910
Advances to suppliers	(114,553)	29,334
Related party receivables	(225,164)	(7,406)
Increase (decrease) in -
Accounts payable	(182,502)	8,918
Construction security deposits	(2,924)	27,733
Advance from customers	(10,600)	54,741
Accrued expenses and other payables	322,933	(177,642)

Cash provided (used) by Continuing Operating Activities	373,775	(200,577)

Discontinued Operations
Net loss from Discontinued operations	-	(12,318)
Adjustments to reconcile net loss to net cash		-
used in discountinued operations	-	12,318

Cash used in Discontinued Activities	-	-

Cash provided (used) by Operating Activities	373,775	(200,577)

Cash Flows From Investing Activities:
Additions to property and equipment	(502)	(7,931)
Additions to construction in process	(9,668)	(83,007)

Cash used in investing activities	(10,170)	(90,938)

Cash Flows From Financing Activities
Proceeds (repayment) from related party loans	5,410	(76,771)
Proceeds (repayment) from long term loan	(58,484)	(16,376)

Cash used in financing activities	(53,074)	(93,147)

Effect of exchange rate changes on cash and cash equivalents	694	14,468

Increase (Decrease) in cash and cash equivalents	311,225	(370,194)

Cash and Cash Equivalents - Beginning of period	16,194	423,700

Cash and Cash Equivalents - End of period	$327,420	$53,506

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Additional capital contributed in the form of property	$-
Net asset acquired from the reverse merger with CorpHQ	$-	$508,590
The accompanying notes are an intergral part of these financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant & equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation and amortization are calculated using the straight-like method over the following useful lives:

Buildings and improvements	39 years
Machinery, equipment and automobiles	5-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Advances to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made.

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

Taxation

Enterprise income tax

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amount for the Company as of December 31, 2008 and 2007.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added taxes payable for the Company as of December 31, 2008 and 2007 were $89,317 and $ 0.

Earnings per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no such additional common shares available for dilution purposes for the three months ended December 31, 2008 and 2007.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of December 31, 2008 because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 159 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

Note 3 – INVENTORY

The inventory consists of the following:

	As of December 31, 2008	As of September 30, 2008
Raw materials	42,952	29,345
Packing supplies	35,361	86,561
Work-in-process	21,926	111,130
Finished goods	38,884	115,310

Total	$139,123	$342,346

No allowance for inventories was made for the three months ended December 31, 2008 and 2007.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of December 31, 2008	As of September 30, 2008
Machinery & equipment	$2,763,615	$2,776,378
Automobiles	-	-
Plant & Buildings	4,220,804	4,241,069
Total	6,984,419	7,017,447

Less: accumulated depreciation	(352,369)	(256,622)
Add: construction in process	2,748,121	2,751,577

Property, plant and equipment	$9,380,171	$9,512,402

Depreciation expense for the three months ended December 31, 2008 and 2007 was 96,733 and $11,935, respectively.

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

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the principal shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	As of December 31, 2008	As of September 30, 2008
Receivable from Chunfei Daily Chemical	$243,667	$244,837
Receivable from Chunfei Real Estate	331,257	106,040
Total Other Receivable- Related Parties	574,924	350,877

Loan From Chunfei Daily Chemical	$-	$-
Loan From Chunfei Real Estate	52,406	47,209
Loan From Zhang Qiwei (shareholder)	1,466	1,473
Loan From Pu, Fachun (shareholder)	853,060	857,155
Loan From other officer and employee	7,329	7,364
Total Due to Related Parties	914,261	913,201

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the principal shareholder and the president of the Company. The loans bear no interest and are due in the years 2010 and 2011.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. The amortization expense for the three months ended December 31, 2008 and 2007 was $6,309 and $8,282, respectively.

NOTE 7 - LONG-TERM LOANS

The long-term loans include the following:

	Balance at
	December 31	September 30,
	2008	2008
a) Loan payable to Nanchong City Bureau of Finance
maturing in 2011,a fixed interest rate of 0.47% per month	$586,295	$589,110

b) Individual loans from unrelated parties, fixed interest range from
3% to 10% per month till 9/30/08, all with three year	87,945	88,367
term, maturing in 2010

c) Individual loans from unrelated parties
bear no interest, maturing in 2011	1,897,780	1,906,892

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	-	58,911

Total	$2,572,020	$2,643,280

The Company accrued interest expenses of $8,159 and $34,573 for the three months ended December 31, 2008 and 2007, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

The Company pays no interest on the security deposits As of December 31, 2008 and 2007, the balance of the construction security deposits was $1,236,576 and $1,245,459, respectively.

NOTE 9 – INCOME TAXES

 The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.  As the U.S. holding company has not recorded any income and expense for the three months ended December 31, 2008 and 2007, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  For the three months ended December 31, 2008 and 2007, the income tax provision for the Company was $170,026 and $-0-, respectively.

NOTE 10 – CONCENTRATION OF RISKS

Three major customers accounted for approximately 70% of the net revenue for the three months ended December 31, 2008, with each customer individually accounting for 33.44%, 18.48%, and 18.12%, respectively. Two major customers accounted for 38.67% of the net revenue for the three months ended December 31, 2007, with each customer individually accounted for 30.13% and 8.54%, respectively.

One major vendor provided approximately 84.67% of the Company’s purchases of raw materials for the three months ended December 31, 2008. Two vendors provided 85% of the Company’s purchase of raw materials for the three months ended December 31, 2007, with each vendor individually accounting for 61% and 23%, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 11 – DISCONTINUED OPERATION

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended December 31, 2007 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a loss of $12,318 recognized in the Statement of Operations for the three months ended December 31, 2007 as a result of this reclassification.

NOTE 12 – MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of the Company's subsidiaries, i.e. 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of minority interest as of December 31, 2008 is as follows:

Balance as of September 30, 2008	$ 1,149,667
Proportionate share of Net income from Chunfei Chemical	$41,883
Proportionate share of Net loss from Hedi Medicine	(4,031)
Proportionate share of Net income from Nanchong Chunfei	14,240
Proportionate share of other comprehensive loss	(5,363)

Balance as of December 31, 2008	$1,196,396

NOTE 13 – STOCKHOLDERS’ EQUITY

Prior to the closing of the Exchange Agreement, the Company has 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company effected a 1,302 for 1 reverse split of its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of ANST.

As of December 31, 2008, there were 26,558,767 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Overview

American Nano Silicon Technologies, Inc. (“ANST”, “the Company”) was incorporated on August 8, 2006 under the laws of the State of Delaware. On August 26, 2006, ANST acquired 95% interest of Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the law of PRC on June 27, 2002.

                The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Chunfei Chemicals, and veterinary drugs through another subsidiary, Hedi Medicines. Nanchong Chunfei’s business scope is: production and sale of Micro Nano Silicon products.

Our core product, Micro Nano Silicon, is an ultra fine crystal structured chemical that is used in the chemical industry as a substitute for phosphorus additives, as a reinforcing agent for the rubber industry, and for paint and cover agents for coatings in the paper-making industry. Presently, we focus only on the chemical industry. We believe Micro Nano Silicon is an effective non-phosphorus auxiliary cleaning agent and can compete with the most commonly used phosphorus-free auxiliary agent in synthetic detergents, 4A zeolite.

We believe 4A zeolite is inferior to Micro Nano Silicon at ion-exchange, and slow-acting at lower energy-saving wash temperatures. 4A zeolite is insoluble in water, liable to re-deposit dirt, and tends to dull the color of clothes after washing. We believe Micro Nano Silicon addresses all these deficiencies, because  Micro Nano Silicon can effectively combine calcium and magnesium ions in water, softening the water in order to improve the washing effect and to prevent damage to clothes.  As a result, Micro Nano Silicon actually reduces the amount of detergent required for washing a load of laundry. We base our statements regarding the efficacy of our products on  the positive response we’ve received from domestic washing products companies, such as Chengdu Lanfeng Group, White Cat Group, and Libai Group, who have used our products.

RESULTS OF OPERATIONS – Three months ended December 31, 2008 compared to three months ended December 31, 2007

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity.  Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents, and  the feedback  from our customers indicated that  our product could  challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008.  The new production line has a capacity to provide an annual output of 50,000 tons. Because this new production line has materially enhanced our production capacity, we expect that we are going to realize a considerable increase in net sales through fiscal year 2009.

Due to this initiative, our revenues increased from $289,323 in the three months ended December 31, 2007 to $3,734,299 for the three months ended December 31, 2008, an increase of $3,444,976 or 1191%.   The increase in revenue was also the result of our new distribution method that was launched in June 2008.  Our products are now distributed primarily by sales agents. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to our previous  distribution channel. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Goods Sold

Cost of sales for the quarter ended December 31, 2008 was $2,924,065 as compared to $248,770 for the quarter ended December 31, 2007. This $2,675,295 or 1075% increase in cost of goods sold was  caused by the increased sales volume as a result of our concentration on the business of producing and selling Micro Nano Silicon. Once we commence full scale production, the cost of production will be higher as compared to the given level, although we hope to achieve economies of scale that will improve the profitability of our sales.

Gross profit

Gross profit increased to $810,234 for the quarter ended December 31, 2008 from $40,553 for the quarter ended December 31, 2007. Our gross profit margin increased to 22% from 14% for the same period of the previous year, as our current production of  Micro Nano Silicon is more efficient that the products we sold a year ago.  Because we have a limited experience in producing and marketing Micro Nano Silicon, we are unable to determine whether the 22% gross margin will be representative of future operations.

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

Our overall SG&A expenses were $77,210 or 2.1% of net sales for the quarter ended December 31, 2008 compared with $57,782 or 20% of net sales for the quarter ended December 31, 2007. The application of operating expenses is more efficient as compared to the corresponding period of previous year, which is primarily due to our reformed distribution method. The new distribution method was launched in June 2008, and was implemented by using sale agents to represent our products and re-sale to  third parties. The positive feedback and awareness of our products has resulted in higher sales compared to our previous distribution channels.

Net Income

In line with our increased revenue, our net income from continuing operations increased to $502,678 for the quarter ended December 31, 2008 as compared with a net loss of $44,814 for the quarter ended December 31, 2007. This is a result of the increased production and sales of our Micro Nano Silicon products. As this product segment is gaining more market awareness, we expect to experience growing results of operations.

Other Comprehensive Income (loss)

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended December 31, 2007, the effect of converting our financial results to Dollars was to add $357,513 to our accumulated other comprehensive income, due to the sharp decline in the relative value of the Dollar to the RMB.  Since then the relative values of the Dollar and Renminbi have stabilized.  As a result, in the three months ended December 31, 2008, the effect of converting our financial results to Dollars was to reduce our accumulated comprehensive income by $21,232.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $327,420 and working capital of $693,603, as compared with cash and cash equivalents of $16,194 and working capital of $103,916 as of September 30, 2008, representing an increase in cash and cash equivalent of $311,226. The increase was mainly the result of our growing net income.

Included in our working capital, however, was $574,924 in other receivables due from related party, all of which are owed by companies controlled  by our chairman, Mr. Pu: Chunfei Daily Chemical and Chunfei Real Estate. We expect all outstanding amounts due from these affiliates will be repaid, and that no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

Below is the breakdown for our other receivables account:

	As of December 31, 2008	As of September 30, 2008
Receivable from Chunfei Daily Chemical	$243,667	$244,837
Receivable from Chunfei Real Estate	331,257	106,040

Total Other Receivable- Related Parties	574,924	350,877

Also included in working capital was an advance payment to our raw material suppliers in the amount of $306,522. We made this payment in accord with Chinese custom, to enable the supplier to expand its production capacity in anticipation of doing a large amount of business with us.   This asset will be amortized as we receive shipments of raw materials from these suppliers.

Cash generated from our continuing operating activities was $373,775 for quarter ended December 31, 2008, whereas we had a negative amount for the quarter ended December 31, 2007. Cash flow was negatively affected by the increase in our accounts receivable, and by the loans made to our affiliates.  These reductions in cash flow were partially offset, however, by a $322,933 increase in our accrued expenses and other payables.  These latter items will have to be settled in cash in the future, however.

Because the construction of our new production line was completed before the recent quarter began, we had no significant investing activities or financing activities during the quarter ended December 31, 2008, although we reduced our long-term loans by $58,484 during the period.

We have no significant debt repayment obligations prior to 2011.  In that year we are required to settle a loan due to Nanchong City Bureau of Finance in the amount of $586,295 and various non-interest-bearing loans from unrelated parties in the aggregate principal amount of $1,897,780.  We expect that our operations during the next two years will yield sufficient cash flow to enable us to satisfy these debts in 2011, if favorable terms for refinancing the debts are not available at that time.

The Company’s capital resources and cash flow are adequate to sustain operations as currently constituted.  However, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities. The Company's future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market development and the cost of product commercialization. We will require external financing to sustain our operations, perhaps for a significant period of time. We intend to seek additional funding through grants and through public or private financing transactions.  At the present time, however, we have no commitment for financing from any source.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Risk Factors that May Affect Future Results

 You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

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

All of these factors may render us unable to protect our intellectual property rights.  If we are unable to do so, we may lose our competitive advantage, with an attendant decline in our profitability.

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

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business will require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to chemical  manufacturing and marketing may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign currency  for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

American Nano Silicon Technologies, Inc. is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  EVALUATION OF CONTROLS AND PROCEDURES

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date: February 17, 2009	By: /s/ Pu Fachun
Pu Fachun, Chief Executive Officer, Chief Financial Officer