Form 10-Q
period 2009-03-31
American Nano Silicon Technologies, Inc.
filed 2009-05-15
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-52940

American Nano Silicon Technologies, Inc.
(Name of Registrant in its Charter)

California	33-0726410
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of May 5, 2009, 26,558,767 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures 26

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$186,921	$16,194
Accounts receivable	1,087,844	9,794
Inventory	143,212	342,346
Advance to suppliers	210,963	192,604
Other receivables	7,045	6,883
Other receivables - related parties	508,532	350,877
Employee advances	16,785	868
Total Current Assets	2,161,302	919,566

Property, plant and equipment, net	9,335,421	9,512,402

Other assets:
Land use right	1,020,940	1,040,226
Total other assets	1,020,940	1,040,226

Total Assets	$12,517,663	$11,472,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Account payable	$254,528	$452,043
Advance from customers	8,634	19,367
Accrued expenses and other payables	663,211	344,240
Total Current Liabilities	926,373	815,650

Long-term liability
Construction security deposits	1,230,172	1,245,459
Long term LoanS	2,595,445	2,643,280
Due to related parties	911,290	913,201

Total Liabilities	5,663,280	5,617,590

Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 26,558,767
issued and outstanding at March 31, 2009 and September 30, 2008	2,656	2,656
Additional paid-in-capital	4,487,743	4,487,743
Accumulated other comprehensive income	794,492	824,006
Retained Earnings (Accumulated deficits)	340,219	(609,468)
Total Stockholders' Equity	5,625,110	4,704,937
Minority Interests	1,229,273	1,149,667
Total Equity	6,854,383	5,854,605

Total Liabilities and Equity	$12,517,663	$11,472,194

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	March 31		March 31
	2009	2008	2009	2008

Revenues	$6,940,465	$713,488	$3,206,165	$424,165

Cost of Goods Sold	5,400,230	611,119	2,476,165	362,349

Gross Profit	1,540,235	102,369	730,000	$61,816

Operating Expenses
Selling, general and administrative	147,017	140,054	69,807	82,272

Income (Loss) before other Income and (Expenses)	1,393,218	(37,685)	660,193	$(20,456)

Other Income and (Expense)
Interest income (expense)	(16,321)	(70,508)	(8,162)	$(35,935)
Other income (expense)	(97)	29	(27)	36
Total other expense	(16,418)	(70,479)	(8,189)	(35,899)

Income (Loss) Before Minority Interests and Income Taxes	1,376,800	(108,164)	652,004	(56,355)

Provision for Income Taxes	340,206	1,687	170,180	1,687

Minority interest	86,907	(17,014)	34,815	(10,019)

Net income from Continuing Operation	949,687	(92,837)	447,009	(48,023)

Discontinued Operations (net of tax)
Loss from discontinued operations	-	(508,590)	-	(496,272)

Net Income (Loss)	949,687	(601,427)	447,009	(544,295)

Other comprehensive income (loss)
Foreign Currency translation adjustment	(29,514)	360,811	(8,282)	217,695

Comprehensive Income (Loss)	$920,173	$(240,616)	$438,727	$(326,600)

Basic and diluted income (loss) per common share
Continuing Operations	$0.04	$(0.00)	$0.02	$(0.00)
Discontinued Operations	$-	$(0.02)	$-	$(0.02)

Weighted average number of common shares	26,558,767	26,558,767	26,558,767	26,588,767

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(UNAUDITED)

	For the Six Months ended
	March 31
	2009	2008

Cash Flows From Operating Activities:
Continuing operation
Net Income (Loss)	$949,687	$(92,837)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	206,158	72,289
Minority interests	86,907	(17,014)

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(1,077,643)	(103,697)
Inventory	196,819	(132,670)
Employee advances	(15,911)	3,615
Advances to suppliers	(19,580)	(37,934)
Related party receivables	(159,800)	168,238
Increase (decrease) in -
Accounts payable	(194,500)	41,883
Construction security deposits	(7,312)	55,741
Advance from customers	(10,603)	145,649
Accrued expenses and other payables	320,972	(105,791)

Cash provided by (used in) by Continuing Operating Activities	275,195	(2,528)

Discontinued Operations
Net loss from Discontinued operations	-	(508,590)
Adjustments to reconcile net loss to net cash		-
used in discountinued operations	-	508,590

Cash used in Discontinued Activities	-	-

Cash provided by (used in) Operating Activities	275,195	(2,528)

Cash Flows From Investing Activities:
Additions to property and equipment	(8,086)	(543)
Additions to construction in process	(69,414)	(445,493)

Cash used in investing activities	(77,500)	(446,036)

Cash Flows From Financing Activities
Proceeds from related party loans	3,930	-
Repayment from related party loans	-	(83,356)
Proceeds from long term loan	-	196,095
Repayment from long term loan	(30,901)	-

Cash provided by(used in)financing activities	(26,970)	112,739

Effect of exchange rate changes on cash and cash equivalents	3	39,443

Increase (Decrease) in cash and cash equivalents	170,727	(296,382)

Cash and Cash Equivalents - Beginning of year	16,194	423,700

Cash and Cash Equivalents - End of year	$186,921	$127,318

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$215,755	$-

Non-cash investing and financing activities:
Net asset acquired from the reverse merger with CorpHQ	$-	$508,590

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

Note 1 –BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K for the year ended September 30, 2008.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of American Nano Silicon Technologies and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

Taxation

Enterprise income tax

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amount for the Company as of March 31, 2009 and 2008.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of March 31, 2009 was $ 24,036.

Earnings per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no such additional common shares available for dilution purposes for the six months ended March 31, 2009 and 2008.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of March 31, 2009 because of the relatively short-term maturity of these instruments.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3 – INVENTORY

The inventory consists of the following:

	As of March 31, 2009	As of September 30, 2008
Raw materials	50,808	29,345
Packing supplies	18,539	86,561
Work-in-process	-	111,130
Finished goods	73,865	115,310

Total	$143,212	$342,346

No allowance for inventories was made for the six months ended March 31, 2009 and 2008.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:
	As of March 31, 2009	As of September 30, 2008
Machinery & equipment	$2,763,079	$2,776,378
Automobiles	-	-
Plant & Buildings	4,217,553	4,241,069
Total	6,980,632	7,017,447

Less: accumulated depreciation	(448,637)	(256,622)
Add: construction in process	2,803,426	2,751,577

Property, plant and equipment	$9,335,421	$9,512,402

Depreciation expense for the six months ended March 31, 2009 and 2008 was $193,537 and $58,576 respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from affiliates owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:
	As of March 31, 2009	As of September 30, 2008
Receivable from Chunfei Daily Chemical	$177,815	$244,837
Receivable from Chunfei Real Estate	330,717	106,040
Total Other Receivable- Related Parties	$508,532	$350,877

Loan From Chunfei Daily Chemical	$-	$-
Loan From Chunfei Real Estate	52,321	47,209
Loan From Zhang Qiwei (shareholder)	-	1,473
Loan From Pu, Fachun (shareholder)	851,652	857,155
Loan From other officer and employee	7,317	7,364
Total Due to Related Parties	$911,290	$913,201

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the Company. The loans bear no interest and are due in the year 2010 and 2011.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. The amortization expense for the six months ended March 31, 2009 and 2008 was $12,622 and $13,713, respectively.

NOTE 7 - LONG-TERM LOANS

The long-term loans include the following:
	Balance at
	March 31	September 30,
	2009	2008
a) Loan payable to Nanchong City Bureau of Finance
maturing in 2011,a fixed interest rate of 0.47% per month	$585,340	$589,110

b) Individual loans from unrelated parties, fixed interest range from
3% to 10% per month till 9/30/08, all with three year	87,801	88,367
term, maturing in 2010

c) Individual loans from unrelated parties
bear no interest, maturing in 2011	1,922,303	1,906,892

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	-	58,911

Total	$2,595,445	$2,643,280

The Company accrued interest expenses of $16,321 and $70,508 for the six months ended March 31, 2009 and 2008, respectively.

NOTE 8 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality. The Company expects to return the deposits in year 2011 when the construction is expected to be completed.

The Company offers no interest to the security deposits. As of March 31, 2009 and December 31, 2008, the balance of the construction security deposits was $1,230,172 and $1,245,459 respectively.

NOTE 9 – INCOME TAXES

 The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.  As the U.S. holding company has not recorded any income and expense for the six months ended March 31, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  For the six months ended March 31, 2009 and 2008 the income tax provision for the Company was $340,206 and $1,687, respectively.

NOTE 10 – CONCENTRATION OF RISKS

Three major customers accounted for approximately 89.35% of the net revenue for the six months ended March 31, 2009, with each customer individually accounting for 61.98%, 16.44%, and 10.93%, respectively.  Two major customers accounted for 40.06% of the net revenue for the six months ended March 31, 2008, with each customer individually accounting for 30.62% and 9.44%, respectively.

One major vendor provided approximately 95.64% of the Company’s purchases of raw materials for the six months ended March 31, 2009. Two vendors provided 76% of the Company’s purchase of raw materials for the six months ended March 31, 2008, with each vendor individually accounting for 51% and 25%, respectively.

NOTE 11 – DISCONTINUED OPERATION

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended March 31, 2008 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a loss of $508,590 recognized in the Statement of Operations for the six months ended March 31, 2008 as a result of this reclassification.

NOTE 12 – MINORITY INTERESTS

Minority interests represent the minority stockholders’ proportionate interest in our subsidiaries, which equals 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of minority interest as of March 31, 2009 is as follows:

Balance as of September 30, 2008	$ 1,149,667
Proportionate share of Net income from Chunfei Chemical	62,663
Proportionate share of Net Loss from Hedi Medicine	(7,807)
Proportionate share of Net Income from Nanchong Chunfei	$32,051
Proportionate share of other comprehensive loss	$(7,301)

Balance as of March 31, 2009	$ 1,229,273

NOTE 13 – STOCKHOLDERS’ EQUITY

Prior to the closing of the Exchange Agreement, the Company had 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company effected a 1 for 1,302 reverse split on its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of American Nano Silicon Technologies.

As of March 31, 2009, there were 26,558,767 shares of common stock issued and outstanding.

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

Overview

American Nano Silicon Technologies, Inc. (“ANST” or “the Company”) was incorporated on September 6, 1996 under the laws of the State of California. On August 26, 2006, ANST acquired 95% interest of Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006.   Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the laws of PRC on June 27, 2002.

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

RESULTS OF OPERATIONS

The three months ended March 31, 2009 compared to the three months ended March 31, 2008

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

Revenues

Due to this initiative, our revenues increased from $424,165 in the three months ended March 31, 2008 to $3,206,165 for the three months ended March 31, 2009.  This represented an increase of $2,782,000 or 655% over revenue realized in the three months ended March 31, 2008, although it fell short of the $3,734,299 in revenue realized in the quarter ended December 31, 2008. The year-to-year increase in revenue was the result of our new distribution method that was launched in June 2008. Our products are now distributed primarily by sales agents within our marketing region. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to the results from our previous distribution channels. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $2,476,165 for the quarter ended March 31, 2009, representing an increase of $2,113,816 or 583% as compared to $362,349 for the quarter ended March 31, 2008. This increase in cost of goods sold was primarily caused by the increased sales volume as a result of our concentration on the business of producing and selling Micro Nano Silicon. Once we commence full scale production, the cost of production will go higher as compared to the given level, although we hope to achieve economies of scale that will improve the profitability of our sales.

Gross Profit

We had a gross profit of $730,000 and a gross margin of 22% for the quarter ended March 31, 2009, as compared to gross profit of $61,816 and gross margin of 14% for the same period of 2008. The increase in our gross margin is largely due to our current production of  Micro Nano Silicon, which is more efficient than the products we used to sell a year ago. Because we are still in need of sufficient experience in producing and marketing Micro Nano Silicon, we are unable to determine whether the 22% gross margin will be representative of future operations.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include expenses associated with salaries and other expenses related to research and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we required for short durations of time to avoid unnecessary hiring of full-time staff.

Our overall SG&A expenses were $69,807 or 2% of net sales for the quarter ended March 31, 2009 as compared to $82,272 or 18% of net sales for the quarter ended March 31, 2008. The application of operating expenses is obviously more efficient as compared to the same period of previous year, which is primarily due to our reformed distribution method. The new distribution method was launched in June 2008, and was implemented by using sale agents to represent our products and re-sale to third parties. The positive feedback and awareness of our products has resulted in higher sales compared to our previous distribution channels.

Net Income

In line with our increased revenue, our net income from continuing operations increased to $447,009 for the quarter ended March 31, 2009 as compared to a net loss of $544,295 for the quarter ended March 31, 2008. This is a result of the increased production and sales of our Micro Nano Silicon products. Compared to net income of the quarter ended December 31, 2008, it represents a slightly decline of $55,669 or 11% from $502,678, for the market of our product is not yet completely worked out. As this product segment is gaining more market awareness, we expect to experience steady growing results of operations.

The six months ended March 31, 2009 compared to the six months ended March 31, 2008

Revenues

During the six months ended March 31, 2009, we generated net sales of $6,940,465, as compared to net sales of $713,488 during the six months ended March 31, 2008, representing an increase of $6,226,977 or 827%. The increase in revenue was also the result of our new distribution method that was launched in June 2008. Our products are now distributed primarily by sales agents within our marketing region. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to the results from our previous distribution channels. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Gross Profit

Cost of goods sold, which consists of labor, overhead and product costs, was $5,400,230 for the six months ended March 31, 2009, compared to cost of goods sold of $611,119 for the six months ended March 31, 2008, representing an increase of $4,789,111 or 783%. Our gross profit increased to $1,540,230 for the six months ended March 31, 2009 from $102,369 for the same period of 2008, an increase of $1,437,861 or 1404%. Our gross profit margin increased to 22% from 14% for the same period of the previous year, as our current production of  Micro Nano Silicon is more efficient than the products we sold a year ago.

Selling, General and Administrative Expenses

Operating expenses consist of selling and general and administrative expenses. Selling expense consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales. In the second quarter of 2009, we raised the commission rate to sales staff from 3% to 5%, as the volume of sales of our Micro Nano Silicon slightly decreased compared to the first quarter of 2009. As a result, we plan to employ more sales staff and pay more commission based on growing sales. General and administrative expense consists primarily of (a) salaries of administrative and R& D personnel, (b) insurance fees, (c) lease payments for housing and property, (d) expenses related to being a public company and (e) other related expenses. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations.

Our overall selling, general and administrative expenses were $147,017 or 2% of net sales for the six months ended March 31, 2009 as compared to $140,054 or 19% of net sales for the same period of 2008. The application of operating expenses is obviously more efficient as compared to the same period of the previous year, which is primarily due to our reformed distribution method. The new distribution method was launched in June 2008, and was implemented by using sale agents to represent our products and re-sale to third parties. The positive feedback and awareness of our products has resulted in higher sales compared to our previous distribution channels.

Net Income

We had a net income of $949,687 for the six months ended March 31, 2009, as compared to a net loss of $601,427 for the six months ended March 31, 2008. This increase in net income was attributable to the significant increase in our overall sales volume. However the market of our product is not yet completely worked out.  As this product segment is gaining more market awareness, we expect to experience steady growing results of operations.

Other Comprehensive Income (Loss)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six month ended on March 31, 2009, the effect of converting our financial results to Dollars was to reduce  our accumulated other comprehensive income by $29,514.

Liquidity and Capital Resources

	As of March 31, 2009	As of September 30, 2008
Cash and cash equivalents	$186,921	$16,194
Accounts receivable, net	$1,087,844	$9,794
Working capital	$1,234,928	$103,916

Cash and cash equivalents

Our cash and cash equivalents are held for working capital purposes. As of March 31, 2009, cash and cash equivalents were $186,921 as compared to $16,194 as of September 30, 2008, an increase of $170,727 or 1054%. The increase was mainly due to the $275,195 provided by our continuing operations, resulting from significantly increased sales volume.

Accounts receivable

Our accounts receivable balance fluctuates from period to period, which affects cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover in days were 69 days for the six months ended March 31, 2009 as compared to 3 days for the corresponding period of the prior year. We established a credit policy of 90 days in 2009 to qualified customers. As of March 31, 2009, there were no overdue accounts receivable.

Working capital

 Our working capital totaled $1,234,928 as of March 31, 2009, an increase of $1,131,012 or 1088% compared to $103,916 as of September 30, 2008. Included in the working capital, however, was $1,087,844 in accounts receivable, almost all of which are owed by the two customers who were the source of 84% of our revenue.

Despite the net income of $949,687 that we realized during the six months ended March 31, 2009, our operations in that period provided only $275,195 in cash. This disparity occurred primarily because of the increase in accounts receivable on our book.

Cash flows from operating activities.

Net cash provided by operating activities totaled $275,195 for the six months ended March 31, 2009, as compared to a net cash use of $2,528 for the corresponding period of the prior year. The increase was mainly attributable to an increase of net income by $1,042,524 as well as a $320,972 increase in our accrued expenses and payables.

Cash flows from investing activities.

Net cash used in investing activities  - i.e. construction of our facilities - for the six months ended March 31, 2009 totaled $77,500, a decrease of $368,536 compared with $446,036 used in corresponding period of the prior year.

Cash flows from financing activities.

Net cash used in financing activities for the six months ended March 31, 2009 totaled $26,970, as we repaid some of our long term loans.  In the  corresponding period of the prior year, our financing activities increased our cash, as we incurred additional debt.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2009.

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

American Nano Silicon Technologies, Inc.

Date : May 15, 2009	/s/Pu Fachun
                                                                                                       Pu Fachun, Chief Executive Officer
                                                                                                        and Chief Financial Officer