Form 10-Q
period 2009-06-30
American Nano Silicon Technologies, Inc.
filed 2009-08-14
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 9, 2009, 26,578,767 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$23,314	$16,194
Accounts receivable	1,129,071	9,794
Inventory	40,523	342,346
Advance to suppliers	407,692	192,604
Other receivables	6,853	6,883
Other receivables - related parties	483,087	350,877
Employee advances	17,244	868
Total Current Assets	2,107,785	919,566

Property, plant and equipment, net	10,294,212	9,512,402

Other assets:
Land use right	1,015,062	1,040,226
Total other assets	1,015,062	1,040,226

Total Assets	$13,417,059	$11,472,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$288,276	$452,043
Advance from customers	8,637	19,367
Accrued expenses and other payables	745,786	344,240
Total Current Liabilities	1,042,699	815,650

Long-term liability
Construction security deposits	1,226,310	1,245,459
Long term Loan	2,596,562	2,643,280
Due to related parties	916,984	913,201

Total Liabilities	5,782,554	5,617,590

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 26,578,767 and 26,558,767
issued and outstanding at June 30, 2009 and September 30, 2008, respectively	2,658	2,656
Additional paid-in-capital	4,497,343	4,487,743
Accumulated other comprehensive income	797,036	824,006
Retained Earnings (Accumulated deficits)	1,055,040	(609,468)
Total Stockholders' Equity	6,352,077	4,704,937
Minority Interests	1,282,428	1,149,667
Total Equity	7,634,505	5,854,605

Total Liabilities and Stockholders' Equity	$13,417,059	$11,472,194

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Expressed in US dollars)
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$11,191,916	$1,470,483	$4,251,451	$756,995

Cost of Goods Sold	8,697,956	1,281,955	3,297,727	670,836

Gross Profit	2,493,960	188,528	953,725	86,159

Operating Expenses
Selling, general and administrative	225,067	244,204	78,049	104,150

Operation income (loss)	2,268,893	(55,676)	875,676	(17,991)

Other Income and (Expense)
Interest (expense)	(24,491)	(86,893)	(8,170)	(16,385)
Other income (expense)	(387)	283	(290)	254
Total other income (expense)	(24,878)	(86,610)	(8,460)	(16,131)

Income (Loss) Before Minority Interests and Income Taxes	2,244,015	(142,286)	867,215	(34,122)

Minority Interests	139,531	24,381	52,624	7,367

Income (Loss) Before Income Taxes	2,104,485	(117,905)	814,592	(26,755)

Provision for Income Taxes	439,976	4,698	99,770	3,012

Net Income (Loss) from continuing operation	$1,664,508	$(122,603)	$714,822	$(29,767)

Discontinued Operations
Loss from discontinued operations	-	(508,590)	-	-

Net Income ( Loss)	$1,664,508	$(631,193)	$714,822	$(29,767)

Other comprehensive income (loss)
Foreign currency translation adjustment	(26,970)	484,051	2,544	217,695

Comprehensive Income (Loss)	$1,637,538	$(147,143)	$717,366	$187,928

Basic and diluted income (loss) per common share
Continuing Operations	$0.06	$(0.00)	$0.03	$(0.00)
Discontinued Operations	$-	$(0.02)	$-	$(0.02)

Weighted average number of common shares	26,562,443	26,558,767	26,569,878	26,588,767

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Expressed in US dollars)
(UNAUDITED)

	For the Nine Months ended
	June 30,
	2009	2008

Cash Flows From Operating Activities:
Continuing operations
Net Income (Loss)	$1,664,508	$(122,603)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	324,440	104,587
Minority interests	139,531	(24,381)
Stock issued for service	9,600	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(1,118,596)	(69,408)
Inventory	299,577	(135,695)
Employee advances	(16,369)	2,232
Advances to suppliers	(216,094)	(12,508)
Related party receivables	(134,215)	162,307
Increase (decrease) in -
Accounts payable	(160,960)	(59,045)
Construction security deposits	(11,704)	84,860
Advance from customers	(10,606)	50,372
Accrued expenses and other payables	403,335	(176,222)

Cash provided by (used in) Continuing Operating Activities	1,172,447	(195,502)

Discontinued Operations
Net loss from Discontinued operations	-	(508,590)
Adjustments to reconcile net loss to net cash
used in discountinued operations	-	508,590

Cash used in Discontinued Activities	-	-

Cash provided by (used in) Operating Activities	1,172,447	(195,502)

Cash Flows From Investing Activities:
Additions to property and equipment	(843,647)	(214,693)
Additions to construction in process	(299,905)	(525,572)

Cash used in investing activities	(1,143,552)	(740,265)

Cash Flows From Financing Activities
Proceeds (repayment) from related party loans	9,230	670,152
Proceeds (repayment) from long term loan	(30,913)	238,164

Cash provided by (used in) financing activities	(21,683)	908,316

Effect of exchange rate changes on cash and cash equivalents	(92)	81,468

Increase in cash and cash equivalents	7,120	54,017

Cash and Cash Equivalents - Beginning of period	16,194	423,700

Cash and Cash Equivalents - End of period	$23,314	$477,717

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$125,263
Income taxes	$359,129	$-

The accompanying notes are an integral part of these condensed consolidated finanical statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

Note 1 –BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K for the year ended September 30, 2008.

The company has reclassified certain 2008 balances to conform to the current period presentation.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of American Nano-Silicon Technologies, Inc. (the "Company") and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests

Minority interests result from the consolidation of a 95% directly owned subsidiary, Nanchong Chunfei, an 85.5% indirectly owned subsidiary, Chunfei Chemicals, and a 78.66% indirectly owned subsidiary, Hedi Medicines.

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

Taxation

Enterprise income tax

The Company will account for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amount for the Company as of June 30, 2009 and 2008.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of June 30, 2009 and 2008 were $103,895 and $ -0-.

Earnings per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no such additional common shares available for dilution purposes for the nine months ended June 30, 2009 and 2008.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of June 30, 2009 because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) , improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

Note 3 – INVENTORY

The inventory consists of the following:

	As of June, 30, 2009	As of September 30, 2008
Raw materials	8,813	29,345
Packing supplies	10,448	86,561
Work-in-process	-	111,130
Finished goods	21,261	115,310

Total	$40,523	$342,346

No allowance for inventories was made for the nine months ended June 30, 2009 and 2008.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of June 30, 2009	As of September 30, 2008
Machinery & equipment	$3,607,707	$2,776,378
Automobiles	-	-
Plant & Buildings	4,219,368	4,241,069
Total	7,827,076	7,017,447

Less: accumulated depreciation	(560,794)	(256,622)
Add: construction in process	3,027,931	2,751,577

Property, plant and equipment	$10,294,212	$9,512,402

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $305,500 and $85,292 respectively.

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

The details of loans to/from related parties are as follows:

	As of June 30, 2009	As of September 30, 2008
Receivable from Chunfei Daily Chemical	$152,228	$244,837
Receivable from Chunfei Real Estate	330,860	106,040
Total Other Receivable- Related Parties	483,087	350,877

Loan From Chunfei Daily Chemical	$-	$-
Loan From Chunfei Real Estate	56,735	47,209
Loan From Zhang Qiwei (shareholder)	-	1,473
Loan From Pu, Fachun (shareholder)	852,928	857,155
Loan From other officer and employee	7,320	7,364
Total Due to Related Parties	916,984	913,201

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the Company. The loans bear no interest and are due in the year 2010 and 2011.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. The amortization expense for the nine months ended June 30, 2009 and 2008 was $18,940 and $19,295 respectively.

NOTE 7 - LONG-TERM LOANS

The long-term loans include the following:

	Balance at
	June 30,	September 30,
	2009	2008
a) Loan payable to Nanchong City Bureau of Finance
maturing in 2011,a fixed interest rate of 0.47% per month	$585,592	$589,110

b) Individual loans from unrelated parties, fixed interest range from
3% to 10% per month till 9/30/08, all with three year	87,839	88,367
term, maturing in 2010

c) Individual loans from unrelated parties
bear no interest, maturing in 2011	1,923,130	1,906,892

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	-	58,911

Total	$2,596,562	$2,643,280

The Company accrued interest expenses of $113,180 and $86,893 for the nine months ended June 30, 2009 and 2008, respectively.

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

The Company pays no interest on the security deposits. As of June 30, 2009 and September 30, 2008, the balance of the construction security deposits was $1,226,310 and $1,245,459, respectively.

NOTE 9 – INCOME TAXES

The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.  As the U.S. holding company has not recorded any income and expense for the nine months ended June 30, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  As a qualified Foreign Investment Enterprises, Nanchong Chunfei received a 50% reduction in the income tax starting from the calendar year 2009.  For the nine months ended June 30, 2009 the income tax provision for the Company was $439,976, of which $ 278,828 was attributed to the income from Nanchong Chunfei amounted to 1,548,578 and $161,147 was attributed to the income from Chunfei Chemical.

NOTE 10 – CONCENTRATION OF RISKS

Three major customers accounted for approximately 89.50% of the net revenue for the nine months ended June 30, 2009, with each customer individually accounting for 64.46%, 18.38%, and 6.65%, respectively.  Two major customers accounted for 35.68% of the net revenue for the nine months ended June 30, 2008, with each customer individually accounted for 24.68% and 10.99%, respectively.

One major vendor provided approximately 96.91% of the Company’s purchases of raw materials for the nine months ended June 30, 2009. Two vendors provided 62% of the Company’s purchase of raw materials for the nine months ended June 30, 2008, with each vendor individually accounting for 37% and 25%, respectively.

NOTE 11 – DISCONTINUED OPERATION

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended June 30, 2008 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a loss of $508,590 recognized in the Statement of Operations for the nine months ended June 30, 2008 as a result of this reclassification.

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

A reconciliation of minority interest as of June 30, 2009 is as follows:

Balance as of September 30, 2008	$1,149,667
Proportionate share of Net income from Chunfei Chemical	87,670
Proportionate share of Net Loss from Hedi Medicine	(11,627)
Proportionate share of Net Income from Nanchong Chunfei	63,488
Proportionate share of other comprehensive loss	(6,770)

Balance as of June 30, 2009	$1,282,428

NOTE 13– STOCKHOLDERS’ EQUITY

Prior to the closing of the Exchange Agreement, the Company has 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company affected a 1,302 for 1 reverse split on its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of American Nano-Silicon Technologies, Inc.

On May 11, 2009, 20,000 shares of restricted common stock were issued as partial compensation to one director for certain consulting services provided to the Company, recorded at the fair value of $0.96 on the date of grant.  As of June 30, 2009, there were 26,578,767 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS

The three months ended June 30, 2009 compared to the three months ended June 30, 2008

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity.  Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. The new production line has a capacity to provide an annual output of 50,000 tons. Because this new production line has materially enhanced our production capacity, we expect that we are going to realize a considerable increase in net sales through fiscal year 2009.

Revenues

Due to this initiative, our revenues increased from $756,995 for the three months ended June 30, 2008 to $4,251,451 for the three months ended June 30, 2009. This represented an increase of $3,494,456 or 462% over revenue realized for the three months ended June 30, 2008. The year-to-year increase in revenue was the result of our sales from new core product, Micro Nano Silicon, and the new distribution method that was launched in June 2008. Our products are now distributed primarily by sales agents within our marketing region. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to the results from our previous distribution channels. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $3,297,727 for the quarter ended June 30, 2009, representing an increase of $2,626,891 or 392% as compared to $670,836 for the quarter ended June 30, 2008. This increase in cost of goods sold was primarily caused by the increased sales volume as a result of our concentration on the business of producing and selling Micro Nano Silicon. Once we commence full scale production, the cost of production will go higher as compared to the given level, although we hope to achieve economies of scale that will improve the profitability of our sales.

Gross Profit

We had a gross profit of $953,725 and a gross margin of 22% for the quarter ended June 30, 2009, as compared to gross profit of $86,159 and gross margin of 11% for the same period of 2008. The increase in our gross margin is largely due to our current production of Micro Nano Silicon, which can be produced more efficiently than the products we used to sell a year ago. Because we are still in need of sufficient experience in producing and marketing Micro Nano Silicon, we are unable to determine whether the 22% gross margin will be representative of future operations. However, our gross margin did not fluctuate from quarter to quarter, after we started production of Micro Nano Silicon in June 2008. For the previous quarter ended March 31, 2009, our gross margin was 22%.

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

Our overall SG&A expenses were $78,049 or 2% of net sales for the quarter ended June 30, 2009 as compared to $104,150 or 14% of net sales for the quarter ended June 30, 2008. The application of operating expenses is obviously more efficient as compared to the same period of previous year, which is primarily due to our reformed distribution method. The new distribution method was launched in June 2008, and was implemented by using sales agents to represent our products and re-sell to third parties. The positive feedback and awareness of our products has resulted in higher sales compared to our previous distribution channels.

Net Income

In line with our increased revenue, our net income from continuing operations increased to $714,822 for the quarter ended June 30, 2009 as compared to a net loss of $29,767 for the quarter ended June 30, 2008. This is a result of the increased production and sales of our Micro Nano Silicon products. As our core product segment is gaining more market awareness, we expect to experience steady growing results of operations.

The nine months ended June 30, 2009 compared to the nine months ended June 30, 2008

Revenues

During the nine months ended June 30, 2009, we generated net sales of $11,191,916, as compared to net sales of $1,470,483 during the nine months ended June 30, 2008, representing an increase of $9,721,433 or 661%. The increase in revenue was also the result of our new distribution method that was launched in June 2008. Our products are now distributed primarily by sales agents within our marketing region. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to the results from our previous distribution channels. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Good Sold and Gross Profit

Cost of goods sold, which consists of labor, overhead and product costs, was $8,697,956 for the nine months ended June 30, 2009, compared to cost of goods sold of $1,281,955 for the nine months ended June 30, 2008, representing an increase of $7,416,001 or 578%. Our gross profit increased to $2,493,960 for the nine months ended June 30, 2009 from $188,528 for the same period of 2008, an increase of $2,305,432 or 1223%. Our gross profit margin increased to 22% from 13% for the same period of the previous year, as our current product of Micro Nano Silicon can be produced more efficiently than the products we sold a year ago.

Selling, General and Administrative Expenses

Operating expenses consist of selling and general and administrative expenses. Selling expense consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales. In the previous quarter, we raised the commission rate to sales staff from 3% to 5%, as the volume of sales of our Micro Nano Silicon slightly decreased compared to the first quarter of 2009. As a result, we plan to employ more sales staff and pay more commission based on growing sales. General and administrative expense consists primarily of (a) salaries of administrative and R& D personnel, (b) insurance fees, (c) lease payments for housing and property, (d) expenses related to being a public company and (e) other related expenses. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations.

Our overall selling, general and administrative expenses were $225,067 or 2% of net sales for the nine months ended June 30, 2009 as compared to $244,204 or 17% of net sales for the same period of 2008. The application of operating expenses is obviously more efficient as compared to the same period of the previous year, which is primarily due to our reformed distribution method. The new distribution method was launched in June 2008, and was implemented by using sales agents to represent our products and re-sell to third parties. The positive feedback and awareness of our products has resulted in higher sales compared to our previous distribution channels.

Net Income

We had a net income of $1,664,508for the nine months ended June 30, 2009, as compared to a net loss of $631,193 for the nine months ended June 30, 2008. This increase in net income was attributable to the significant increase in our overall sales volume. However the market for our product is not yet completely worked out. As this product is gaining more market awareness, we expect to experience steady growing results of operations.

Other Comprehensive Income (Loss)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine month ended on June 30, 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $26,970.

Liquidity and Capital Resources

	As of June 30, 2009	As of September 30, 2008
Cash and cash equivalents	$23,314	$16,194
Accounts receivable, net	$1,129,071	$9,794
Working capital	$1,065,086	$103,916

Cash and cash equivalents

Our cash and cash equivalents are held for working capital purposes. As of June 30, 2009, cash and cash equivalents were $23,314 as compared to $16,194 as of September 30, 2008. Although we generated positive inflow from our operating activities for $1,172,447, our cash used in investing activities $1,143,552 was offset against most of the cash generated from operating activities. So our available working capital is still limited.

Accounts receivable

The accounts receivable for the nine months ended June 30, 2009 were $1,129,071, representing an increase of $1,119,277 from that of the year ended September 30, 2008. Our accounts receivable balance fluctuates from period to period, which affects cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover in days were 80 days for the nine months ended June 30, 2009 as compared to 10 days for the corresponding period of the prior year. We established a credit policy of 90 days in 2009 to qualified customers. As of June 30, 2009, there was no overdue account receivable.

Chengdu Lanfeng Group and Chongqing Shangshe Chemical Co., Ltd respectively account for $232,407 and $704,720, and they joinly account for 83% of our overall accounts receviable. The increasing account receviable level made our cash flow less predictable and we are also facing the greator risk of default or delay payment from certain major customer than the case if our accounts receivable were dispersed fairly.

Working capital

Our working capital totaled $1,,065,086 as of June 30, 2009, an increase of $916,170 or 925% compared to $103,916 as of September 30, 2008. Included in the working capital, however, was $1,129,071 in accounts receivable, almost all of which are owed by the two customers who were the source of 83% of our revenue.

Despite the net income of $1,717,387 that we realized during the nine months ended June 30, 2009, our cash and cash equivalent level in that period increased by only $7,120. This disparity occurred primarily because of the amount of cash, $1,143,552 we used in our investing activities over the three quarters ended June 30, 2009. In the nine months ended June 30, 2009, we spent additional $843,647 on our production equipments and put additional $299,905 in our construction in process. Until the formal consummation of our new production line with an annual output of 50,000 tons, we expect to incurred the expenses in construction going forward.

Cash flows from operating activities.

Net cash provided by operating activities totaled $1,172,447 for the nine months ended June 30, 2009, as compared to a net cash use of $195,502 for the corresponding period of the prior year. The increase was mainly attributable to a surge of net income.

Cash flows from investing activities.

Net cash used in investing activities  - i.e. construction of our facilities - for the nine months ended June 30, 2009 totaled $843,647, an increase of $628,954 compared with $214,693 used in corresponding period of the prior year.

Cash flows from financing activities.

Net cash used in financing activities for the nine months ended June 30, 2009 totaled $21,683, as the payment we made about $30,913 for our long term loans, coupled with proceeds we realized from our related parties’ loan. In the corresponding period of the prior year, our financing activities increased our cash, as we incurred additional debt.

We have no significant debt repayment obligations prior to 2011.  In that year we are required to settle a loan due to Nanchong City Bureau of Finance in the amount of $585,592 and various non-interest-bearing loans from unrelated parties in the aggregate principal amount of $2,010,970. We expect that our operations during the next two years will yield sufficient cash flow to enable us to satisfy these debts in 2011, if favorable terms for refinancing the debts are not available at that time.

On May 11, 2009, 20,000 shares of restricted common stock were issued as partial compensation to one director for certain consulting services provided to the Company, recorded at the fair value of $0.96 on the date of grant. As of June 30, 2009, there were 26,578,767 shares of common stock issued and outstanding.

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

The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company?痵 internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

 In May 2009, the Company issued 20,000 shares of common stock to a member of its Board of Directors. The shares were issued in consideration of services, and were valued at $.96 per share, the market value on the date of grant. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act, as the director was investing for his own account and had access to information abou the Company.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2009.

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

American Nano Silicon Technologies, Inc.

Date : August 14, 2009	/s/Pu Fachun
                                                                                                     Pu Fachun, Chief Executive Officer
                                                                                                      and Chief Financial Officer