Form 10-K
period 2009-09-30
American Nano Silicon Technologies, Inc.
filed 2009-12-29
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2009

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

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of December 24, 2009, 26,578,767 shares of common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference: NONE

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

The Micro-Nano Silicon product is an ultra fine crystal structured chemicals that is used in the chemical industry for phosphorus additives, as a reinforcing agent for the rubber industry, and for paint and cover agents for coatings in the paper-making industry.

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

Our Products

Currently, the core product of our company is Micro-Nano Silicon™, so called because of its ultra-micro crystalline structure and its major ingredient, silicon.  Its basic building blocks are silicon dioxide and quartz.  Under the effect of a special catalyst, those materials polymerize and crystallize into the compound of this chemical formula:

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

Raw Materials and Our Principal Suppliers

Our Chinese subsidiaries??location offers advantages with respect to supply of raw materials and proximity to end users.

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

The raw materials and packaging materials have their rich resources and a wide range of supply channels, not a monopoly supplier. Therefore, we don’t have any independence on one or more suppliers. One major vendor provided approximately 98% of the Company’s purchases of raw materials for the year ended September 30, 2009.

Employees

As of September 30, 2009, the Company has 174 full-time staff and employees.

Department	Headcount
Management and Administrative	39
Sales and Marketing	15
Production	112
Research and Development	8
Total	174

Among our eight scientific researchers, six are senior researchers. We do not have any payment obligations for any retirees and are not currently retaining any contractors. The Company purchases pension insurance, medical insurance and unemployment insurance for all full time employees in accordance with China's Labor Law. The Company's employees are not represented by a collective bargaining unit. Management considers the Company's relationships with its employees to be satisfactory, and management believes that should the Company require additional employees at any of its facilities that it will be able to meet its needs from the locally available labor pool.

Distribution

We are currently producing and selling Micro- Nano Silicon. For the fiscal year ended September 30, 2009, we sold to a large number of regional businesses and enterprises engaged in the chemicals business. Since then, we have modified our sales method to include distributors who purchase our product for re-sale. This product is only available to a selected group of distributors and can not be directly purchased by the general public. Chongqing Trading Company, Ltd is the most significant customer among all distributors. In the future, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Customers

For the fiscal year ended September 30, 2009, we sold to a large number of businesses and enterprises engaged in the chemicals business. Since then, we have modified our sales method to include distributors who purchase our product for re-sale. We do not believe we are dependent on their partnerships to maintain our sales growth. We feel the relationships we have established in the past will enable to us to continue to market and sell our products if the relationships with our current distributors were to terminate.

Two major customers accounted for approximately 83% of the net revenue for the year ended September 30, 2009, with Chongqing Commercial Company and Chengdu Lanfeng Chemical Company individually accounting for 66% and 17%, respectively.

Marketing and Advertising

In 2008, we launched a new distribution method, by having other companies in the chemical business represent our product and re-sell it to the third parties including both institutions and individuals. From time to time, we also sponsor charitable events such as hope school projects, to increase public awareness of the benefits of our products and spread the acceptance and influence of our brand.

Competition

Based upon our surveys and research, we believe the detergent agent, which 4A zeolite is the current industry standard in China. By the feedback we have received from our customers, we believe that the unique features of our product will enable us to challenge 4A zeolite for the leadership in the industry in the near future.

We do not face direct competition for our products in the local marketplace. This is due to the fact that our product is unique and based on patented technology. Currently, the industry standard is 4A zeolite, a phosphorus-free auxiliary agent. Although we do not face direct competition, we do have high barriers to widely spread the acceptance of our products. We are primarily relying on the loyalty of our existing customers along with our high quality customer service to build our reputation and product acceptance.

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

We do not face direct competition for our products in local marketplace. This is due to the fact that our product is unique and patented technology. Currently, the industry standard is 4A zeolite, a phosphorus-free auxiliary agent. Although we do not face direct competition, we do have high barriers to widely spread the acceptance of our products. We are primarily relying on the loyalty of our existing customers along with our high quality customer service to build our reputation and product acceptance.

Government Regulation

Our production processes, for which we own the patents, are under the long-term protection by the China Government Laws and Regulations. Our production and operations were examined and approved by China Government's authority, and are supported and protected through its business license scope. We have also been granted the right to import and export products, and because of China's relatively lower cost of labor, we anticipate that our products will also prove to be competitive throughout the international market.

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

Management believes that our products are environmentally-friendly green products, producing no pollution to the environment.  So the cost of environmental protection will not cause any significant impact on our operations, production costs, and our profitability and competitiveness. However, management can give no assurance that new or additional laws or regulations relating to the environment will not result in material costs in the future.

ITEM 1A. RISK FACTORS

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

We maybe exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to this requirement commencing with our fiscal year ending September 30, 2008 and a report of our management is included under Item 8A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending September 30, 2010.  We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our common stock is deemed to be a “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪	With a price of less than $5.00 per share;

▪	That are not traded on a “recognized” national exchange;

▪	Whose prices are not quoted on the NASDAQ automated quotation system; or

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

The Company announced the completion of a new product line in 2008. The new Nano-Silicon product line has a designed annum output capacity of 50K tons. The new launched product line has been officially placed in the Company's daily operational activities on July, 2008.

The construction area of the Raymond mill plant is 1,500 square meters (50m×30m), enough for installation of 4 sets of Raymond mills and ancillary equipment.  There is a ball milling plant of brick-concrete structure, 2,500 square meters (50m×50m), with ten underground pools for storing Ball milling slurry. The firing plant construction area is 8,000 square meters with four sets of rotary kilns systems, and there will be a tank area of 5,000 square meters.  There is a calcinations plant of 3,000 square meters, large enough for installation of six melting furnaces for water glass, adjacent to a storage area of 2,500 square meters.

The main engineering plant of the Micro-Nano Silicon™ process includes a 3,500 square meter filtration plant of brick-concrete construction and two floors – the first floor is for bauxite slug filtration plant and the second for filtration of Micro-Nano Silicon™ finished products. A cooling system is installed in the plant ceiling.

There is  a brick-concrete reaction tank and reserve tank installation 3,500 square meter total construction area as well as a  flash evaporation plant of 2,160 square meters and five cooling pools of 1,000 square meters.  Most raw materials are  stored in two warehouses of total construction area of 8,000 square meters, while quartz can be left outside in a 4,500 square meter yard.  Another two warehouses of total construction area of 8,000 square meters contain 40 kilo bags of finished product.  At plant capacity of 416 daily tons, these finished goods storage facilities can handle ten days of production.

Other facilities include a 2,000 square meter machine repair plant, offices and dormitories of 15,000 square meters, and a chemical laboratory of 1500 square meters.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                (a) Market Information

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

Period	High	Low
Quarter Ended December 31, 2007	$0.40	$0.11
Quarter Ended March 31, 2008	$0.11	$0.11
Quarter Ended June 30, 2008	$1.23	$0.25
Quarter Ended September 30, 2008	$1.10	$0.51

Quarter Ended December 31, 2008	$2.00	$0.51
Quarter Ended March 31, 2009	$2.00	$0.55
Quarter Ended June 30, 2009	$1.28	$0.74
Quarter Ended September 30, 2009	$1.24	$0.41

(b) Shareholders

On December 28, 2009 there were approximately 1,190 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our  business  activities,  so it is not expected that  any  dividends  on our  common  stock  will be  declared  and  paid in the foreseeable future.

                 (d)  Equity Compensation Plans

                 We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Results of Operations for Fiscal Year Ended September 30, 2009 Compared with the Fiscal Year Ended September 30, 2008

Our net sales totaled $15.91 million for the fiscal year ended September 30, 2009, a 457% increase compared to our net sales of $2.85 million for the fiscal year ended September 30, 2008. The growth in net sales primarily resulted from the completion of our new Nano-Silicon product line. The product line was launched and placed in our daily operational activities in July 2008. The new launched product line has a designed annual output of 50K tons. Because of this new launched product line which materially enhanced our production capacity, we expect that we are going to realize a considerable increase of net sales in the coming year of 2010. In fiscal 2009, we produced Nano-Silicon for 30,659 tons, and sold 30,615 tons.

In addition, our new distribution method that was launched in 2008 also contributed in our increasing net sales of 2009 compare to 2008, primarily by the use of sale agents to represent our products and re-sale to the third parties. The positive feedback and awareness of our products has resulted in higher sales compared to the traditional distribution channel.

We are currently producing and selling Micro-Nano Silicon. For the fiscal year ended September 30, 2009, we sold  our products to regional businesses and enterprises engaged in chemical business. Subsequent to the year end, we have modified our sales method to include distributors who purchase our product for re-sale. Our products are only available to a selected group of distributors and can not be directly purchased by the general public. Chongqing Commercial Company, Ltd is the most significant customer among all distributors who makes up about 66% of our total sales for the year ended September 30, 2009. In the future, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Sales

Cost of sales for the year ended September 30, 2009 was $12.29 million compared with $2.48 million for the fiscal year ended September 30, 2008. This 395% or $9.81 million increase in cost of sales was primarily caused by the increase in sales volume.

Gross Profit

Gross profit increased to $3.62 million for the fiscal year ended September 30, 2009 from that of $0.37 million of the year ended September 30, 2008. The gross profit boosted by 866% or $3.24 million, which reflects the decrease in the cost of goods sold.  Our gross profit margin increased to 23% from 13% for the same period of the previous year primarily due to the decrease of the cost of the sales as we started the new product line of micro-nano silicon for already 1 year. Once we commence full scale production, we expect our gross profit margin to be significantly higher as we are able to control over our production costs because of the production volume.

Selling Expenses and General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include costs associated with salaries and other expenses related to research and other administrative costs. In addition, we have incurred expenses through the use of consultants and other outsourced service providers.

Our overall SG&A expenses were $367,901 or 2% of net sales for the fiscal year ended September 30, 2009 compared with $244,162 or 9% of net sales for the year ended September 30, 2008. This lower ratio of  SG&A expenses to net salesoccurred because we were able to scale up our revenue production with only a modest increase in overhead expenses.

Net Income (Loss)

Net income from continuing operation was $2.55 million for the fiscal year ended September 30, 2009 compared with the net loss of $536,743 for the fiscal year ended September 30, 2008. This is a result of the increased production and sales of our Micro-Nano Silicon products. The loss from discontinued opertions was also contributable to the difference.

As of September 30, 2009, we had cash and cash equivalents of $164,876 and working capital of $893,146, as compared with cash and cash equivalents of $16,194 and working capital of $103,916 as of September 30, 2008, representing an increase in cash and cash equivalent of $148,682 or 918%. The increase was mainly attributed to the the increase of our sales throughout the fiscal year of 2009. Also, our increased net working capital was primarily a result of the growth of our sales volume.

A year end, our long term loans consisted of the following:

	As of September 30,
	2009	2008
a) Loan payable to Nanchong City Bureau of Finance
due on 9/30/2011,a fixed interest rate of 0.465% per month	$585,958	$589,110

b) Individual loans from unrelated parties, fixed interest
range from 3% to 10% per month till 9/30/2008,	-	88,367
all with three years term, due on 9/29/2010

c) Individual loans from unrelated parties
bear no interest, maturing in 2011	2,157,289	1,906,892

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	-	58,911

Total	$2,743,247	$2,643,280

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

For the fiscal years ended September 30, 2009 and 2008, the details of loans to/from related parties are as follows:

	As of September 30,
	2,009	2,008
Receivable from Chunfei Daily Chemical	$168,599	$244,837
Receivable from Chunfei Real Estate	331,071	106,040
Total Other Receivable- Related Parties	499,670	350,877

Loan From Chunfei Real Estate	$46,956	$47,209
Loan From Zhang Qiwei (shareholder)	-	1,473
Loan From Pu, Fachun (shareholder)	429,220	857,155
Loan From other officer and employee	7,326	7,364
Total Due to Related Parties	483,502	913,201

Cash generated from our operating activities was $2,285,575 for the fiscal year ended September 30, 2009, representing an increase of $1,721,602 or 305% compared to $563,973 for the fiscal year ended September 30, 2008. The increase in cash from operations was primarily caused  by the increase in our net income.

Cash used in investing activities totaled $1.9 million for the fiscal year ended September 30, 2009 compared to $3.1 for the fiscal year ended September 30, 2008. We invested less in the construction of our plant and equipment for the year ended September 30, 2009 than for the year ended September 30, 2008.

Cash used in financing activities totaled $213,961 in fiscal year 2009 as compared to cash provided by financing activities of $2,201,368 in 2008. This was mainly attributable to the fact that we borrowed less in fiscal year 2009 than we did in fiscal year 2008, when we were completing our factory.

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

In our preparation of the financial statements for fiscal year 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 10 to the financial statements, to record a 100% allowance for our deferred tax assets.  This determination was based on the uncertainty that we would realize income taxable in the U.S. in future years; and

•
our determination, to record no allowance for doubtful accounts with respect to the accounts receivable owed by our two principal customers who, as described in Note 11 to the financial statements, contributed 83% of our revenue for the year.  The determination was based on the fact that the conclusions of our standard receivable testing procedures.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN NANO SILICON TECHNOLOGIES, INC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
American Nano-Silicon Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Nano-Silicon Technologies, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2009. American Nano-Silicon Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nano-Silicon Technologies, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey
December 28, 2009

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	As of September 30
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$164,876	$16,194
Accounts receivable	1,050,852	9,794
Inventory	230,007	342,346
Advance to suppliers	64,476	192,604
Other receivables	-	6,883
Other receivables - related parties	499,670	350,877
Employee advances	17,495	868
Total Current Assets	2,027,375	919,566

Property, plant and equipment, net	10,944,991	9,512,402

Other assets:
Land use right	1,010,409	1,040,226
Total other assets	1,010,409	1,040,226

Total Assets	$13,982,775	$11,472,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$295,173	$452,043
Advance from customers	-	19,367
Tax payable	415,664	118,316
Accrued expenses and other payables	423,392	225,924

Total Current Liabilities	1,134,229	815,650

Long-term liability
Construction security deposits	1,227,093	1,245,459
Long term Loan	2,743,247	2,643,280
Due to related parties	483,502	913,201

Total Liabilities	5,588,071	5,617,590

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 26,578,767
and 26,558,767 issued and outstanding at September 30, 2009 and September 30, 2008	2,658	2,656
Additional paid-in-capital	4,506,941	4,487,743
Accumulated other comprehensive income	801,708	824,006
Retained Earnings (Accumulated deficits)	1,752,414	(609,468)
Total Stockholders' Equity	7,063,721	4,704,937
Noncontrolling interest	1,330,983	1,149,667
Total Equity	8,394,704	5,854,604

Total Liabilities and Stockholders' Equity	$13,982,775	$11,472,194

The accompanying notes are an integral part of the financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AT SEPTEMBER 30, 2009 AND 2008
(Expressed in US dollars)
	For the Years Ended
	September 30,
	2009	2008

Revenues	$15,916,813	$2,857,958

Cost of Goods Sold	12,294,361	2,482,943

Gross Profit	3,622,452	375,015

Operating Expenses
Research and development expense	19,074	-
Selling, general and administrative	367,901	244,162
Income before other Income and (Expenses)	3,235,478	130,853

Other Income and Expense
Interest income (expense)	(32,658)	(96,542)
Other income (expense)	(97)	1,322
Total other expense	(32,756)	(95,220)

Income Before Income Taxes	3,202,722	35,633

Provision for Income Taxes	653,610	63,786

Net Income (Loss) from continuing operations	2,549,112	(28,153)

Discontinued Operations
Loss from discontinued operations	-	(12,318)
Loss on disposal		(496,272)
Net income (Loss)	2,549,112	(536,743)

Less: net income attributable to the noncontrolling interest	187,230	(21,414)

Net Income (Loss) attributable to American Nano	2,361,882	(515,329)

Other comprehensive income (loss)
Foreign Currency translation adjustment	(22,298)	349,665

Comprehensive Income (Loss)	$2,339,584	$(165,664)

Basic and diluted income (loss) per common share
Continuing Operations	$0.09	$(0.00)
Discontinued Operations	$-	$(0.02)

Weighted average number of common shares	26,568,520	26,475,769
The accompanying notes are an integral part of the financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(Expressed in US dollars)
	Common Stock			Accumulated Other			Total
	par value $.0001		Additional	Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Interest	Equity

Balance at September 30, 2007	25,740,000	$2,574	$3,979,235	$474,341	$(94,139)	$999,751	$5,361,762

Comprehensive income
Net loss from continuing operations					(6,739)	(21,414)	(28,153)
Net loss from discontinued operations					(508,590)		(508,590)
Other comprehensive income, net of tax
Foreign currency translation adjustments				349,665		171,330	520,995

Acquisition of Net Asset of CorpHQ	818,767	82	508,508				508,590

Balance at September 30, 2008	26,558,767	$2,656	$4,487,743	$824,006	$(609,468)	$1,149,667	$5,854,605

Comprehensive income

Stock issued for consulting service	20,000	2	19,198				19,200
Net income					2,361,882	187,230	2,549,112
Other comprehensive income, net of tax							-
Foreign currency translation adjustments				(22,298)		(5,914)	(28,213)

Balance at September 30, 2009	26,578,767	$2,658	$4,506,941	$801,708	$1,752,414	$1,330,983	$8,394,704
The accompanying notes are an integral part of the financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AT SEPTEMBER 30, 2009 AND 2008
(Expressed in US dollars)
	For the Years ended
	September 30,
	2009	2008

Cash Flows From Operating Activities:
Continuing operation
Net Income (Loss)	$2,549,112	$(28,153)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	465,654	192,817
Stock issued for service	19,200	-
Loss from disposal of fixed assets		723

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(1,033,044)	166,358
Inventory	110,381	400,957
Employee advances	(16,612)	28,636
Advances to suppliers	126,949	(54,363)
Related party receivables	(150,488)	(47,905)
Increase (decrease) in -
Accounts payable	(154,275)	28,900
Construction security deposits	(11,706)	(45,839)
Advance from customers	(19,241)	18,528
Tax payable	297,628	111,581
Accrued expenses and other payables	102,016	(208,267)

Cash provided by Continuing Operating Activities	2,285,575	563,973

Discontinued Operations
Net loss from Discontinued operations	-	(508,590)
Adjustments to reconcile net loss to net cash		-
used in discountinued operations	-	508,590

Cash used in Discontinued Activities	-	-

Cash provided by Operating Activities	2,285,575	563,973

Cash Flows From Investing Activities:
Additions to property and equipment	(1,923,021)	(3,142,216)
Additions to intangible assets	-	(69,539)
Proceeds from dsiposal of fixed assets	-	47,905

Cash used in investing activities	(1,923,021)	(3,163,850)

Cash Flows From Financing Activities
Proceeds (repayment) from related party loans	(424,324)	662,254
Proceeds from loans	210,363	1,539,114

Cash provided by (used in) financing activities	(213,961)	2,201,368

Effect of exchange rate changes on cash and cash equivalents	89	(8,997)

Increase (decrease) in cash and cash equivalents	148,682	(407,506)

Cash and Cash Equivalents - Beginning of year	16,194	423,700

Cash and Cash Equivalents - End of year	$164,876	$16,194

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$32,658	$-
Income taxes	$377,462	$63,786
Non Cash investing and financing activities:
Stock issued for Service	$19,200	$-
Net assets acquired from the reverse merger with CorpHQ	$-	$508,590
The accompanying notes are an integral part of the financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”).

Initially, the Company was engaged in the business activities of providing marketing, advertising and financial consulting services until December 31, 1999. Since then, the Company explored a few business ventures and switched its business strategy to be involved in the development, acquisition and operation of minority-owned portfolio company’s focus on consumer products and commercial technologies, as well as development of consulting and other business relationships with client companies that have demonstrated synergies with the Company’s core businesses.

On May 24, 2007, the Company entered into a Stock Purchase and Share Exchange Agreement (the Share exchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”) with the same name, the shareholders of ANST and Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a corporation registered in the People’s Republic of China (“PRC” or “China”).

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

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advance from customers.

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

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of September 30, 2009 and 2008 were $76,921 and $ 56,860, respectively.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no such additional common shares available for dilution purposes for the years ended September 30, 2009 and 2008.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of September 30, 2009 because of the relatively short-term maturity of these instruments.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.
In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

Note 3 – INVENTORY

 The inventory consists of the following:

	As of September 30,
	2009	2008
Raw materials	86,565	29,345
Packing supplies	30,084	86,561
Work-in-process	35,601	111,130
Finished goods	77,757	115,310

Total	$230,007	$342,346

No allowance for inventories was made for the year ended September 30, 2009 and 2008, as the Company feels the inventory is stated properly.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of September 30,
	2009	2008
Machinery & equipment Automobiles	$4,355,908	$2,776,378
Plant & Buildings	4,937,211	4,241,069
Sub total	9,293,119	7,017,447

Less: accumulated depreciation	(697,190)	(256,622)
Add: construction in process	2,349,062	2,751,577

Property, plant and equipment	$10,944,991	$9,512,402

Depreciation expense for the year ended September 30, 2009 and 2008 was $441,416 and $167,313, respectively.

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

The details of loans to/from related parties are as follows:

	As of September 30,
	2,009	2,008
Receivable from Chunfei Daily Chemical	$168,599	$244,837
Receivable from Chunfei Real Estate	331,071	106,040
Total Other Receivable- Related Parties	499,670	350,877

Loan From Chunfei Real Estate	$46,956	$47,209
Loan From Zhang Qiwei (shareholder)	-	1,473
Loan From Pu, Fachun (shareholder)	429,220	857,155
Loan From other officer and employee	7,326	7,364
Total Due to Related Parties	483,502	913,201

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Sichuan Chunfei Daily chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are both owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans bear no interest and are due in the year 2011.

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

The amortization expense from the year ended September 30, 2009 and 2008 was $24,237 and $25,504 respectively.

NOTE 7 – TAX PAYABLE

The tax payable includes the following:
	As of September 30,
	2009	2008
Corporate income tax payable	$337,498	$61,351
Value-added tax payable	76,921	56,652
Others	1,245	313

Total tax payable	$415,664	$118,316

NOTE 8 - LONG-TERM LOANS

The long-term loans include the following:

	As of September 30,
	2009	2008
a) Loan payable to Nanchong City Bureau of Finance
due on 9/30/2011,a fixed interest rate of 0.465% per month	$585,958	$589,110

b) Individual loans from unrelated parties, fixed interest
range from 3% to 10% per month till 9/30/2008,	-	88,367
all with three years term, due on 9/29/2010

c) Individual loans from unrelated parties
bear no interest, maturing in 2011	2,157,289	1,906,892

d) Individual loans from unrelated parties with a fixed interest
rate of 2% per month untill 12/31/2007, maturing on 3/30/2010	-	58,911

Total	$2,743,247	$2,643,280

The Company accrued interest expenses of $32,658 and $96,542 for the year ended September 30, 2009 and 2008 respectively.

NOTE 9 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the constructions. The deposits are to be refunded upon officially certified completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality. The Company expects to return it in year 2011 when the construction is completed.

The Company offers no interest on the security deposits. As of September 30, 2009 and 2008, the balance of the construction security deposits was $1,227,093 and $1,245,459, respectively.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

NOTE 10 – INCOME TAXES (continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  For the year ended September 30, 2009 and 2008, the income tax provision for the Company was $653,610 and $63,786, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2009 and 2008:

	For the years ended September 30,
	2009	2008
US Statutory income tax rate	35%	35%
Foreign income not recognized in US	(35%)	(35%)
China Staturoty income tax rate	25%	25%
Non-deductible expenses	0.3%	12%
China income tax exemption	(5.6%)	-
Other item (1)	0.5%	143%

Effective tax rate	20.2%	180%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

For the year ended September 30, 2008, the Company had loss from discontinued operation for the amount of $508,590. For US income tax purpose, this operating loss can be carried forward and be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 and 2008, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the years ended September 30, 2009 and 2008 were $178,007, respectively.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 83% of the net revenue for the year ended September 30, 2009, with each customer individually accounting for 66% and 17%, respectively. Three major customers accounted for approximately 52% of the net revenue for the year ended September 30, 2008, with each customer individually accounting for 32.81%, 12.43%, and 6.76%, respectively.

Three major customers accounted for approximately 52% of the net revenue for the year ended September 30, 2008, with each customer individually accounting for 32.81%, 12.43%, and 6.76%, respectively.  Three major customers accounted for 50.59% of the net revenue for the year ended September 30, 2007, with each customer individually accounted for 27.33%, 14%, and 9.26%, respectively.

One major vendor provided approximately 98% of the Company’s purchases of raw materials for the year ended September 30, 2009. Two major vendors provided approximately 54.96% of the Company’s purchases of raw materials for the year ended September 30, 2008, with each vendor individually accounting for 30.05% and 24.64%, respectively.

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

NOTE 12 – DISCONTINUED OPERATION

On May 24, 2007, upon signing of the Exchange Agreement, the Company’s Board of Directors elected to discontinue its existing business activities in the Company, and on January 8, 2008, the Company spun off its related assets to South Bay Financial Solutions, Inc. The financial statements for the period ended September 30, 2009 include reclassifications of the operations of the Company’s old business to reflect the disposal of the business below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no such loss on disposal recognized in the Statement of Operations for the year ended September 30, 2009 as a result of this disposition.

NOTE 13 – NONCONROLLING INTEREST

Noncontrolling interest represents the minority stockholders’ proportionate share of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of minority interest as of September 30, 2009 is as follows:

Balance as of September 30, 2008	$1,149,667
Proportionate share of Net Income from Chunfei Chemical	108,636
Proportionate share of Net Loss from Hedi Medicine	(16,144)
Proportionate share of Net Income from Nanchong Chunfei	94,738

Add: proportionate share of other comprehensive income	(5,914)

Balance as of September 30, 2009	$1,330,983

     NOTE 14 – STOCKHOLDERS’ EQUITY

A. Stock issued for reverse merger

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

B. Stock issued for consulting services

On April 6, 2009, 20,000 shares of restricted common stock were issued as partial compensation to one director for certain consulting services provided to the Company.  An amount of $19,200, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Income as a part of general and administrative expenses.

As of September 30, 2009, there were 26,578,767 shares of common stock issued and outstanding.

 NOTE 15-SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued. There were no material subsequent events as of that date.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of:

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Sichuan in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of personnel in our headquarter office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	55	CEO, CFO, President
Zhou Jian	45	Director
Zhang Changlong	55	Director
Robert J. Fanella	58	Director
He Ping	38	Director
Lü Shuming	67	Director
Liu Dechun	35	Director

The following is a summary of the business experience of our officers and director:

Pu Fachun, President and Chairman, 55 years old, is an entrepreneur with over 20 years of experience in the chemicals management business. Mr. Pu started his career as a production technician at the Nanchong Chemical Plant in Sichuan in 1972. In 1994, he founded Sichuan Chunfei Investment Company until he established Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006. Mr. Pu was central in the development and commercialization of the Company’s products. Prior to joining Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006, he had served as the Chairman of Sichuan Chunfei Investment Group. Mr. Pu joined the Company as a director and President and Chairman in July of 2007.

Zhou Jian, Director, 45 years old, is an economist, who since October 2006 has been Vice President of Sichuan Chunfei Daily Chemicals Industry Stock Co., Ltd.  He formerly served as Chairman of the Longhui Science and Technology Software Development Co., Ltd. under Sichuan Jiaotong University from 2005 through 2006. Prior to that, he served as of Chairman of Sichuan Jiancheng Scientific and Technology Industrial Co., Ltd, a position he held since 2001. Mr. Zhou joined the Company as a director in July of 2007.

Zhang Changlong, Director, 55 years old, has been General Inspector of Finance of Sichuan Chunfei Investment Group Co., Ltd. since October 2006.  He is trained as a senior accountant, and formerly served as Section Chief of the Treasurer’s Office of the Nanping Bureau of Forestry, as Section Chief of the Treasurer’s Office of the Weft-Knitted Knitting Plant of Sichuan Nanchong Gaoping District, as finance chief of Shenzhen Huifeng Industry Co., Ltd., and financial adviser to Nanchong Jialing Pharmaceutical Co., Ltd, a position he held since 2001 prior to taking his position with Sichuan Chunfei Investment Group. Mr. Zhang joined the Company as a director in July of 2007.

Robert J. Fanella, CPA, 58 years old, was appointed to the post of the company’s independent directors effective from April 6, 2009. During Mr. Fanella’s more than 35 year career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and public traded companies world-wide, national and regional accounting and financial analysis and service. From 2008 to the present, Mr. Fanella has served as a senior consultant to an Illinois based LED Lighting Manufacturer, providing advice regarding capital raising affairs, capitalization  at both the subsidiary and corporate level, and day-to-day financial operations. From 2006 to 2007, Mr. Fanella served as a senior consultant at Chicago Industrial Plating Manufacturer, a more than 100 year old family owned company. In that position, Mr. Fanella was responsible for the resolving company’s short-term gap financing issues and working with external auditors to finalize the annual financial report. Prior to that, from 2001 to 2006, Mr. Fanella was co-owner and CFO of Tru-Way, Inc. During his tenure, Mr. Fanella successfully conducted some acquisition deals and helped the company achieve annual revenue growth. From 1983 to 2001, Mr. Fanella was a co-founder and CFO of Microenergy, Inc. At Microenergy, Inc., Mr. Fanella shared with the President total responsibility for all operations of the organization. As the CFO, Mr. Fanella was also responsible for all accounting and SEC filings. Mr. Fanella earned his Bachelor Degree in Finance from North Illinois University in 1972, and he became a Certified Public Accountant in 1975. In 1979, Mr. Fanella received his MBA from the University of Chicago, specializing in Finance & Marketing.

He Ping, 38 years old, was appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. Dr. He is currently serving as a professor of electrochemical studies at Southwest University of Science and Technology, School of Material Science and Engineering. Dr. He is an active member of the International Society of Electrochemistry (ISE) and the Chinese Chemical Society (CCS). Dr. He has published over 50 essays and dissertations in both national and international academic periodicals. Science Citation Index (SCI) and Engineering Information (EI) have cited over 40 essays wrote by Dr. He and provided them as a researching resource to the public. Dr. He earned his Doctoral degree from Chinese Academy of Science – Changchun Institute of Applied Chemistry in 2005.

Lü Shuming, age 67, is a senior licensed chemical-engineer with over 30 years of experience in China’s chemical industry. From 2002 to the present, he has served as a chief engineer and counselor at Chengdu Minhui Daily Chemical Technologies Co., Ltd. Prior to that, Mr. Lü was employed as the chief engineer involved in chemical engineering for different companies. Mr. Lü holds a bachelor degree in Chemical Engineering from Sichuan University. He graduated in 1967.

Liu Dechun, age 35, has been appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. From 2000 to the present, Mr. Liu has worked as an instructor at Southwest University of Science and Technology, Department of Applied Chemistry. Mr. Liu received his master degree in science in 2000 from Southwest University of Science and Technology.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

The Board of Directors has appointed an audit committee, a compensation committee and a nominating committee on April 2009. The audit committee consists of Mr. Robert J. Fanella as the Chairman, and Dr. Bai and Mr. Zhang as members. Mr. Fanella is qualified to serve as an “audit committee financial expert,” as defined in  the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a principal financial officer.  Mr. Fanella, Dr. Bai, and Mr. Zhang are  “independent” directors, as defined in the listing standards of NASDAQ.
Code of Ethics

The Board of Directors has adopted a code of ethics applicable to the Company’s executive officers.  The Code of Ethics was filed an an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  A copy may be obtained by a shareholder sending written request to the Company at its New York office.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2009,

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun. There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2009 exceeded $100,000.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary(USD)	Bonus	Other Annual Compensation
Pu Fachun Director, President, CEO, CFO	2009	$10,000	—	—
	2008	$10,000	—	—
	2007	$10,000	—	—

Employment Agreements

As of May 1, 2008, we entered into indefinite employment agreements with Pu Fachun and Zhang Changlong.  The agreements provide for an annual salary of $10,000 for each year for the term of the agreement with Mr. Pu and an annual salary of $7,500 to Mr. Zhang for the term of the agreement.

The agreement provides that the directors’ compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. The directors will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of each agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of director, (ii) upon the death of any director, or (ii) upon thirty days’ written notice from either party.

During the term of the agreement and for a period of eighteen months after the agreement’s termination, the directors will be subject to a confidentiality agreement and a non-competition covenant, subject to certain conditions. Pursuant to the non-competition covenant, the directors agreed that they individually or as a group will not on behalf of, or in conjunction with any person, firm or corporation, other than the Company: (i) engage or participate in our business, (ii) enter the employ of or render any services to any person actively engaged in or directly competitive with our business, (iii) directly or indirectly participate in the ownership, management, operation, financing or control of (or be employed by or consult for or otherwise render services to) any person, corporation, firm or other entity that actively and directly competes with us in the business, (iv) directly solicit for employment any of our employees or any person who was employed by us six months prior to such solicitation.

Remuneration of Directors

The Board of Directors has agreed that it will compensate to Mr. Robert Fanella upon commence ment of his service and on each anniversary of his commencement date, with $10,000 cash plus $40,000 in the form of restricted shares of the Company’s common stock, calculated on the average closing price per share for the five (5) trading days preceding and including the date stock is issued. Th Board will also compensate to Mr. He Ping, Mr. Lü Shuming, and Mr. Liu Dechun upon commencement of their service and on each anniversary of his commencement date, with $5,000 in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 24, 2009, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

	Number of	Percentage of
Name of Beneficial Holder	Shares	Class
Pu Fachun, President/CEO/CFO/Director	7,235,714	27.9%
Zhou Jian, Director	4,614,143	17.7%
Zhang Changlong, Director	0	0%
Robert J. Fanella	20,000	0.07%
He Ping	0	0%
Lü Shuming	0	0%
Liu Dechun	0	0%
All Directors and Officers as a group (7 persons)	11,869,857	46.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliate will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	As of September 30,
	2,009	2,008
Receivable from Chunfei Daily Chemical	$168,599	$244,837
Receivable from Chunfei Real Estate	331,071	106,040
Total Other Receivable- Related Parties	499,670	350,877

Loan From Chunfei Real Estate	$46,956	$47,209
Loan From Zhang Qiwei (shareholder)	-	1,473
Loan From Pu, Fachun (shareholder)	429,220	857,155
Loan From other officer and employee	7,326	7,364
Total Due to Related Parties	483,502	913,201

Sichuan Chunfei Daily chemicals Co. Ltd (“Daily chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans bear no interest and are due in the year 2011.

Director Independence

The following members of the Company’s Board of Directors are independent directors, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market:  Robert J. Fanela, He Ping, Le Shuming and Liu Dechun.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by Bagell Josephs, Levine & Company, LLC, for the audit of our annual financial statements and review of financial statements for the fiscal year ended September 30, 2009 was $75,000. The aggregate fees billed from professional services rendered by Bagell Josephs, Levine & Company, LLC, for the audit of our annual financial statements and review of financial statements for the fiscal year ended September 30, 2008 was $75,000.

Audit-Related Fees

Bagell Josephs, Levine & Company, LLC did not render any audit-related services to us for the fiscal year ended September 30, 2009.

Tax Fees

Bagell Josephs, Levine & Company, LLC did not render any tax services to us for the fiscal year ended September 30, 2009.

All Other Fees

Bagell Josephs, Levine & Company, LLC did not render any other services to us for the fiscal year ended September 30, 2009.

ITEM 15. EXHIBITS

Number	Exhibit	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 32 to Form 10-K filed on January 12, 2009

3.3	Amended Bylaws of Incorporation	Incorporated by reference to Exhibit 33 to Form 10-K filed on January 12, 2009

10.1	Form of Employment Agreement of Pu Fachun and Zhang Changlong	Incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed on September 18, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 141 to Form 10-K filed on January 12, 2009

21.1	List of subsidiaries	Incorporated by reference to Exhibit 211 to Form 10-K filed on January 12, 2009

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on December 29, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer

/s/ Zhou Jian
Zhou Jian,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
Heping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director