Form 10-Q
period 2009-12-31
American Nano Silicon Technologies, Inc.
filed 2010-02-16
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52940

American Nano Silicon Technologies, Inc.
(Name of Registrant as Specified in its Charter)

California	33-0726410
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Warner Tech & Investment Corp., 100 Wall Street, 15th Floor, New York, NY 10005
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

As of February 9, 2010, 26,578,767 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
	December 31, 2009	September 30,2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$ 253,108	$ 164,876
Accounts receivable	1,702,484	1,050,852
Inventory	81,500	230,007
Advance to suppliers	17,570	64,476
Other receivables	2,270	-
Other receivables - related parties	442,546	499,670
Employee advances	17,683	17,495
Total Current Assets	2,517,161	2,027,375

Property, plant and equipment, net	10,852,993	10,944,991

Other assets:
Land use right	1,004,260	1,010,409
Total other assets	1,004,260	1,010,409

Total Assets	$ 14,374,414	$ 13,982,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 121,700	$ 295,173
Advance from customers	5,859	-
Tax payable	365,466	415,664
Accrued expenses and other payables	403,379	423,392
Due to related parties	64,676	-
Total Current Liabilities	961,080	1,134,229
Long-term liability
Construction security deposits	1,220,770	1,227,093
Long term Loans	2,650,697	2,743,247
Due to related parties	429,178	483,502

Total Liabilities	5,261,725	5,588,071

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized;
and 26,578,767 issued and outstanding at December 31, 2009 and September 30, 2009	2,658	2,658
Additional paid-in-capital	4,506,941	4,506,941
Accumulated other comprehensive income	801,053	801,708
Retained Earnings	2,424,517	1,752,414
Total Stockholders' Equity	7,735,169	7,063,721
Noncontrolling interest	1,377,520	1,330,983
Total Equity	9,112,689	8,394,704

Total Liabilities and Stockholders' Equity	$ 14,374,414	$ 13,982,775

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US dollars)
	For the three months ended
	December 31,
	2009	2008

Revenues	$4,154,011	$3,734,299

Cost of Goods Sold	3,198,663	2,924,065

Gross Profit	955,348	810,234

Operating Expenses
Research and development expense	4,732	-
Selling, general and administrative	52,238	77,210

Income before other Income and (Expenses)	898,378	733,024

Other Income and (Expense)
Interest income (expense)	(32,692)	(8,159)
Other income (expense)	-	(68)
Total other expense	(32,692)	(8,227)

Income Before Income Taxes	865,686	724,797

Provision for Income Taxes	146,918	170,026

Net income	718,768	554,771

Less: net income attributable to the noncontrolling interest	46,665	52,093

Net Income attributable to American Nano	672,103	502,678

Other comprehensive income (loss)
Foreign Currency translation adjustment	(655)	(21,233)

Comprehensive Income	$671,448	$481,445

Basic and diluted income per common share	$0.03	$0.02

Weighted average number of common shares	26,578,767	26,558,767

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US dollars)

	For the three months ended
	December 31,
	2009	2008

Cash Flows From Operating Activities:
Net Income	$ 718,768	$ 554,771
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	145,352	103,042
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(653,969)	(256,946)
Inventory	148,477	201,085
Employee advances	(190)	(15,367)
Advances to suppliers	46,897	(114,553)
Related party receivables	57,072	(225,164)
Increase (decrease) in -
Accounts payable	(173,434)	(182,502)
Construction security deposits	(6,202)	(2,924)
Advance from customers	5,859	(10,600)
Tax payable	(50,154)	-
Accrued expenses and other payables	(19,972)	322,933

Cash provided by Operating Activities	218,503	373,775

Cash Flows From Investing Activities:
Additions to property and equipment	-	(502)
Additions to construction in process	(48,383)	(9,668)

Cash used in investing activities	(48,383)	(10,170)

Cash Flows From Financing Activities
Proceeds (repayment) from related party loans	10,399	5,410
Proceeds (repayment) from long term loans	(92,275)	(58,484)
Cash used in financing activities	(81,874)	(53,074)

Effect of exchange rate changes on cash and cash equivalents	(12)	695

Increase in cash and cash equivalents	88,232	311,226

Cash and Cash Equivalents - Beginning of period	164,876	16,194

Cash and Cash Equivalents - End of period	$ 253,108	$ 327,420

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$ -	$ -
Income taxes	$ 213,106	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 and 2008 (UNAUDITED)

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”).

The Company, through its operating subsidiaries in the People’s Republic of China (“PRC”), is primarily engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date, but does not necessarily include all of the information and footnotes required by GAAP for the complete financial statements.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei Nano Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”) and Sichuan hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”). All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interests

Minority interests result from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting quarter. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

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

Taxation

Enterprise income tax

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances have been established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial quarter.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Earnings per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted
EPS. There are no such additional common shares available for dilution purposes for the three months ended December 31, 2009 and 2008.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of December 31, 2009 because of the relatively short-term maturity of these instruments.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Foreign currency translation

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of December 31, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of December 31, 2009, which did not have a material impact on our consolidated condensed financial statements.

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

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Note 3 – INVENTORY

The inventory consists of the following:

	As of December 31, 2009	As of September 30, 2009
Raw materials	43,236	86,565
Packing supplies	13,223	30,084
Work-in-process	-	35,601
Finished goods	25,041	77,757

Total	$81,500	$230,007

No allowance for inventories was made for the three months ended December 31, 2009 and 2008.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of December 31, 2009	As of September 30, 2009
Machinery & equipment	$4,355,482	$4,355,908
Plant & Buildings	4,936,726	4,937,211
Sub total	9,292,208	9,293,119

Less: accumulated depreciation	(836,432)	(697,190)
Add: construction in process	2,397,217	2,349,062

Property, plant and equipment	$10,852,993	$10,944,991

Depreciation expense for the three months ended December 31, 2009 and 2008 was $139,302 and $96,733, respectively.

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

The details of loans to/from related parties are as follows:

	As of December 31, 2009	As of September 30, 2009
Receivable from Chunfei Daily Chemical	$111,508	$168,599
Receivable from Chunfei Real Estate	331,038	331,071
Total Other Receivable- Related Parties	442,546	499,670

Loan From Chunfei Real Estate	$57,352	$46,956
Loan From Pu, Fachun (shareholder)	429,178	429,220
Loan From other officer and employee	7,324	7,326
Total Due to Related Parties	493,854	483,502

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

The amortization expense from the three months ended December 31, 2009 and 2008 was $6,050 and $6,309, respectively.

NOTE 7 – TAX PAYABLE

The tax payable includes the following:

	As of December 31, 2009	As of September 30, 2009
Corporate income tax payable	$271,273	$337,498
Value-added tax payable	92,863	76,921
Others	1,330	1,245

Total tax payable	$365,466	$415,664

NOTE 8 - LONG-TERM LOANS

The long-term loans include the following:

	As of December 31, 2009	As of September 30, 2009
a) Loan payable to Nanchong City Bureau of Finance
due on September 30, 2011, at fixed interest rate of 0.465%
per month	$585,909	$585,958
b) Individual loans from unrelated parties
bear no interest, maturing in 2011 and 2012	2,064,788	2,157,289

Total	$2,650,697	$2,743,247

The Company accrued interest expenses of $8,173 and $8,159 for the three months ended December 31, 2009 and 2008 respectively.

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

The Company offers no interest to the security deposits. As of December 31, 2009 and September 30, 2009, the balance of the construction security deposits was $1,220,770 and $1,227,093, respectively.

NOTE 10 – INCOME TAXES

The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.  As the U.S. holding company has not recorded any income and expense for the three months ended December 31, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.  For the three months ended December 31, 2009 and 2008, the income tax provision for the Company was $146,918 and $170,026, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2009 and 2008:

	For the three ended December 31,
	2009	2008
US Statutory income tax rate	35%	35%
Foreign income not recognized in US	-35%	-35%
China Staturoty income tax rate	25%	25%
Non-deductible expenses	-	2%
China income tax exemption	-13%	-6%
Other item (1)	5%	2%

Effective tax rate	17.0%	23%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

NOTE 10 – INCOME TAXES (Continued)

The parent company was incorporated in Delaware. During the reverse merger event in 2008, it assumed a spin-off loss of US$508,590 resulting from the discontinued operating loss from the shell company incorporated in California.  For US income tax purpose, this net discontinued operating loss can be carried forward and be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 and 2008, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the three months ended December 31, 2009 and 2008 were $178,007, respectively.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 85% of the net revenue for the three months ended December 31, 2009, with each customer individually accounting for 52% and 33%, respectively.

Three major customers accounted for approximately 70% of the net revenue for the three months ended December 31, 2008, with each customer individually accounting for 33.44%, 18.48%, and 18.12%, respectively.

One major vendor provided approximately 95% of the Company’s purchases of raw materials for the three months ended December 31, 2009.

One major vendor provided approximately 84.67% of the Company’s purchases of raw materials for the three months ended December 31, 2008.

NOTE 13 – MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

NOTE 13 – MINORITY INTEREST (Continued)

A reconciliation of minority interest as of December 31, 2009 is as follows:

Balance as of September 30, 2009	$1,330,983
Proportionate share of Net Income from Chunfei Chemical	25,027
Proportionate share of Net Loss from Hedi Medicine	(7,406)
Proportionate share of Net Income from Nanchong Chunfei	29,044

Add: proportionate share of other comprehensive income	(128)

Balance as of December 31, 2009	$1,377,520

NOTE 14 – STOCKHOLDERS’ EQUITY

A. Stock issued for reverse merger

Prior to the closing of the Exchange Agreement, the Company has 1,065,753,214 shares of common stock issued and outstanding. On August 9, 2007, the Company affected a 1,302 for 1 reverse split on its outstanding common stock, which left the Company with 818,767 shares of common stock outstanding.

As part of the Exchange Agreement, the Company issued 25,740,000 shares of its common stock to the shareholders of the Company.

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

As of December 31, 2009, there were 26,578,767 shares of common stock issued and outstanding.

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

Overview

American Nano Silicon Technologies, Inc. (“ANNO"or “the Company”) was incorporated on September 6, 1996 under the laws of the State of California. On August 26, 2006, ANNO acquired a 95% interest in Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”). Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the laws of PRC on June 27, 2002.

The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Chunfei Chemicals, and veterinary drugs through another subsidiary, Hedi Medicines. Nanchong Chunfei’s business scope is production and sale of Micro Nano Silicon products.

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

RESULTS OF OPERATIONS

The three months ended December 31, 2009 compared to the three months ended December 31, 2008

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In October 2009, the construction of our Micro-Nano Silicon product line was officially complete. And as of right now, we are looking to further expand our current capacity from 30,000 tons to 50,000 tons per year.

Revenues

Our revenues increased from $3,734,299 for the three months ended December 31, 2008 to $4,154,011 for the three months ended December 31, 2009. This represented an increase of $419,712 or 11% over revenue realized for the three months ended December 31, 2008. The year-to-year increase in revenue was within our expected range for revenue increasing.

In June 2008 we started to use a new distribution method. Our products are now distributed primarily by sales agents within our marketing region. The positive feedback and awareness of our products generated by these agents has resulted in higher sales compared to the results from our previous distribution channels. Going forward, if we are able to raise additional capital, we expect to add more sales force to market our products beyond our regional base of customers.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $3,198,663 for the quarter ended December 31, 2009, representing an increase of $274,598 or 9% as compared to $2,924,065 for the quarter ended December 31, 2008. This increase in cost of goods sold was close to the increase in revenue.  However, since  we commenced full scale production of Micro-Nano Silicon in October, 2009,  our per unit cost of goods sold began to decline. We are looking to manage our cost of goods sold more efficiently in fiscal 2010.

Gross Profit

We had a gross profit of $955,348 with a gross margin of 23% for the quarter ended December 31, 2009, which was slightly improved as compared to gross profit of $810,234 with a gross margin of 22% for the same period of 2008.

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

Our overall SG&A expenses were $52,238 or 1% of net sales for the quarter ended December 31, 2009 as compared to $77,210 or 2% of net sales for the quarter ended December 31, 2008. The SG&A expense ratio mainly stays unchanged. However, during the quarter ended December 31, 2009, we have had R&D expenses of $ 4,732, having spent nothing on R&D in the quarter ending in December 2008. The R&D expense was primarily for  research into additional applications for our major product, Micro-Nano Silicon.  As we intend to further diversify our product portfolio in the future, we have started to put more capital into the research area.

Net Income

In line with our increased revenue, our net income increased to $672,103 for the quarter ended December 31, 2009 as compared to $502,678 for the quarter ended December 31, 2008. Our net income ratio is increasing from quarter to quarter.  As our core product segment is gaining more market awareness, we expect to experience steady growth.

Liquidity and Capital Resources

	As of December 31, 2009	As of December 31, 2008
Cash and cash equivalents	$253,108	$327,420
Accounts receivable, net	$1,702,484	$1,050,852
Working capital	$1,556,081	$893,146

Our working capital totaled $1,556,081 as of December 31, 2009, an increase of $681,832 since the end of our last fiscal year on September 30, 2009. Included in the working capital, however, was accounts receivable of $1,792,484, almost all of which are owed by the two customers who were the source of 85% of our net revenue.

Cash flows from operating activities.

Net cash provided by operating activities totaled $218,503 for the three months ended December 31, 2009, as compared to $373,775 of net cash provided by operating activities for the corresponding period of the prior year. The decrease was mainly attributable to a surge of accounts receivable and a decrease in accounts payable.

Cash flows from investing activities.

Net cash used in investing activities, construction of our facilities - for the three months ended December 31, 2009 totaled $48,383, an increase of $38,715 compared with $10,170 used in corresponding period of the prior year.

Cash flows from financing activities.

Net cash used in financing activities for the three months ended December 31, 2009 totaled $81,874, as  we made payments of  $92,275 on our long term loans, which was only partially offset by funds we  we realized from related party loans. In the corresponding period of the prior year, our financing activities increased our cash, as we incurred additional debt.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                The company is not party to any material legal proceeding.

ITEM 1A.           RISK FACTORS.

During the period covered by this report, there was no material change in the risk factors described in Item 1A:  “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

 None

(e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2010.

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

American Nano Silicon Technologies, Inc.

Date : February 16, 2010	/s/Pu Fachun
                                                                                                     Pu Fachun, Chief Executive Officer
                                                                                                      and Chief Financial Officer