Form 10-Q
period 2010-05-21
American Nano Silicon Technologies, Inc.
filed 2010-05-21
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-52940

American Nano Silicon Technologies, Inc.
(Name of Registrant in its Charter)

California	33-0726410
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o 100 Wall Street, 15th Floor, New York, NY 10005
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

As of May 13, 2010, 28,726,553 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	March 31, 2010	September 30, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$913,106	$164,876
Accounts receivable, net of allowance of $17,155 and $-, respectively,	455,719	1,050,852
Inventory	39,796	230,007
Advance to suppliers	712,418	64,476
Other receivables	31,570	-
Other receivables - related parties	284,136	499,670
Employee advances	23,798	17,495
Total Current Assets	2,460,543	2,027,375

Property, plant and equipment, net	12,445,715	10,944,991

Land use right, net	998,388	1,010,409

Total Assets	$15,904,646	$13,982,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$92,110	$295,173
Taxes payable	408,949	415,664
Accrued expenses and other payables	322,333	423,392
Due to related parties	144,487	-
Derivative liability-Option	3,996,848	-

Total Current Liabilities	4,964,728	1,134,229
Long-term liability

Construction security deposits	1,220,985	1,227,093
Long term Loans	2,657,535	2,743,247
Due to related parties	429,254	483,502
Derivative liability-Warrants	1,865,569	-

Total Liabilities	11,138,071	5,588,071

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 28,726,553 and 26,578,767
issued and outstanding at March31, 2010 and September 30, 2009, respectively,	2,873	2,658
Additional paid-in-capital	4,564,069	4,506,941
Accumulated other comprehensive income	802,578	801,708
Retained Earnings	(2,000,969)	1,752,414
Total Stockholders' Equity	3,368,552	7,063,721
Noncontrolling interest	1,398,023	1,330,983
Total Equity	4,766,575	8,394,704

Total Liabilities and Stockholders' Equity	$15,904,646	$13,982,775
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US dollars)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$4,870,142	$3,206,165	$9,024,153	$6,940,465

Cost of Goods Sold	3,727,974	2,476,165	6,926,637	5,400,230

Gross Profit	1,142,168	730,000	2,097,516	1,540,235

Operating Expenses
Research and development expense	2,986	-	7,718	-
Selling, general and administrative	187,190	69,807	239,428	147,017

Income before other Income and (Expenses)	951,992	660,193	1,850,370	1,393,218

Other Income and (Expense)
Interest income (expense)	-	(8,162)	(32,692)	(16,321)
Loss on private placement	(3,769,051)	-	(3,769,051)	-
Change of fair value of derivative liabilities	(1,223,366)	-	(1,223,366)	-
Impairment loss from fixed assets	(189,574)	-	(189,574)	-
Other income (expense)	-	(27)	-	(97)
Total other expense	(5,181,991)	(8,189)	(5,214,683)	(16,418)

Income Before Income Taxes	(4,229,999)	652,004	(3,364,313)	1,376,800

Provision for Income Taxes	175,231	170,180	322,149	340,206

Net income	(4,405,230)	481,824	(3,686,462)	1,036,594

Less: net income attributable to the noncontrolling interest	20,256	34,815	66,921	86,907

Net Income attributable to American Nano	(4,425,486)	447,009	(3,753,383)	949,687

Other comprehensive income (loss)
Foreign Currency translation adjustment	1,525	(8,282)	870	(29,514)

Comprehensive Income	$(4,423,961)	$438,727	$(3,752,513)	$920,173

Basic earnings per share	$(0.17)	$0.02	$(0.14)	$0.04

Diluted earnings per share	$(0.17)	$0.02	$(0.14)	$0.04

Basic weighted average number of common shares	26,686,436	26,558,767	26,632,304	26,558,767

Diluted weighted average number of common shares	26,748,470	26,558,767	26,663,150	26,558,767

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US dollars)

	For the six months ended
	March 31
	2010	2009

Cash Flows From Operating Activities:
Net income (loss)	$(3,686,462)	$1,036,594
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debt expense	17,151	-
Loss on private placement	3,769,051
Change of fair value of derivative liabilities	1,223,366	-
Impairment loss from fixed assets	189,574
Depreciation and amortization	290,716	206,158
Stock issued for service	57,343	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivables	546,356	(1,077,643)
Inventory	190,183	196,819
Employee advances	(6,300)	(15,911)
Advances to suppliers	(647,781)	(19,580)
Related party receivables	215,521	(159,800)
Increase (decrease) in -
Accounts payable	(203,037)	(194,500)
Construction security deposits	(6,201)	(7,312)
Advance from customers	-	(10,603)
Tax payable	(6,745)	-
Accrued expenses and other payables	(101,069)	320,972

Cash provided by Operating Activities	1,841,667	275,195

Cash Flows From Investing Activities:
Additions to property and equipment	(429)	(8,086)
Additions to construction in process	(1,967,274)	(69,414)

Cash used in investing activities	(1,967,702)	(77,500)

Cash Flows From Financing Activities
Proceeds from issuance of stock	870,000	-
Proceeds from related party loans	90,180	3,930
Repayment from long term loans, net	(85,905)	(30,901)
Cash provided by (used in) financing activities	874,275	(26,971)

Effect of exchange rate changes on cash and cash equivalents	(9)	3

Increase in cash and cash equivalents	748,230	170,727

Cash and Cash Equivalents - Beginning of period	164,876	16,194

Cash and Cash Equivalents - End of period	913,106	186,921

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$338,245	$215,755
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Taxation

Enterprise income tax

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Earnings per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted
EPS.  As of March 31, 2010, a total of 2,000,000 warrants have not been included in the calculation of diluted earnings per share due to the anti-dilutive effect.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, advance to suppliers, other receivables, accounts payable, accrued expenses and construction security deposits approximate fair value due to the short-term nature of these items as of March 31, 2010 because of the relatively short-term maturity of these instruments.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is U.S. dollars, but the functional currency of the Company’s operating subsidiaries is Chinese Reminbi (“RMB”). The Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recent accounting pronouncements

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. This amendment clarifies existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. This disclosure is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of this rule does not have a material impact on its consolidated financial statements.

 In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Note 3 – INVENTORY

The inventory consists of the following:

	As of March 31, 2010	As of September 30, 2009
	(Unaudited)
Raw materials	$16,357	$86,565
Packing supplies	11,676	30,084
Work-in-process	-	35,601
Finished goods	11,763	77,757

Total	$39,796	$230,007

No allowance for inventories was made for the six months ended March 31, 2010 and 2009.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of March 31, 2010	As of September 30, 2009
	(Unaudited)
Machinery & equipment	$4,356,677	$4,355,908
Plant & Buildings	4,937,592	4,937,211
Sub total	9,294,269	9,293,119

Less: accumulated depreciation	(975,927)	(697,190)
Add: construction in process	4,127,373	2,349,062

Property, plant and equipment	$12,445,715	$10,944,991

Depreciation expense for the six months ended March 31, 2010 and 2009 was $278,616 and $ 193,537, respectively. The impairment loss for the six months ended March 31, 2010 was $189,574.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. The construction is expected to be completed and put in use in 2011. As of March 31, 2010 and September 30, 2009, the Company has spent a total of $4,127,373 and $2,349,062 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	As of March 31, 2010	As of September 30, 2009
Receivable from Chunfei Daily Chemical	$-	$168,599
Receivable from Chunfei Real Estate	284,136	331,071
Total Other Receivable- Related Parties	$284,136	$499,670

Loan From Chunfei Real Estate	$-	$46,956
Loan from Chunfei Daily Chemical	144,487
Loan From Pu, Fachun (shareholder)	429,254	429,220
Loan From other officer and employee	-	7,326
Total Due to Related Parties	$573,741	$483,502

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans from Mr. Pu and Daily Chemical bear no interest and are due in the year 2011.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid stamp tax amounting to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years.

The amortization expense from the six months ended March 31, 2010 and 2009 was $12,098 and $12,622, respectively.

NOTE 7– TAX PAYABLE

The tax payable includes the following:

	As of March 31, 2010	As of September 30, 2009
	(Unaudited)
Corporate income tax payable	$321,424	$337,498
Value-added tax payable	85,954	76,921
Others	1,570	1,245

Total tax payable	$408,949	$415,664

NOTE 8 - LONG-TERM LOANS

The long-term loans include the following:

	As of March 31, 2010	As of September 30, 2009
	(Unaudited)
a) Loan payable to Nanchong City Bureau of Finance
due on September 30, 2011, at fixed interest rate of 0.465%
per month	$586,012	$585,958
b) Individual loans from unrelated parties
bear no interest, maturing in 2011 and 2012	2,071,523	2,157,289

Total	$2,657,535	$2,743,247

The Company accrued interest expenses of $16,029 and $16,321 for the six months ended March 31, 2010 and 2009, respectively.

NOTE 9 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of construction. The deposits are to be refunded upon officially certified completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality. The Company expects to return them in 2011 when the construction is expected to be completed.

The Company offers no interest on the security deposits. As of March 31, 2010 and September 30, 2009, the balance of the construction security deposits was $1,220,985 and $1,227,093, respectively.

NOTE 10 – INCOME TAXES

The Company is a California corporation and conducts all of its business through its Chinese subsidiaries. All business is conducted in PRC.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25%. For the six months ended March 31, 2010 and 2009, the income tax provision for the Company was $322,149 and $340,206, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended March 31, 2010 and 2009:

	For the six months ended December 31,
	2010	2009
US Statutory income tax rate	35%	35%
Foreign income not recognized in US	-35%	-35%
China Staturoty income tax rate	25%	25%
Non-deductible expenses	-	2%
China income tax exemption	-13%	-6%
Other item (1)	13%	2%

Effective tax rate	25%	23%

Other item represents the net income that could not be offset by losses incurred by other subsidiaries and loss from the U.S parent company.

The parent company was incorporated in California. During the reverse merger event in 2008, it assumed a spin-off loss of $508,590 resulting from the discontinued operating loss from the shell company incorporated in California.  For the six months ended March 31, 2010, the parent company incurred net loss from stock based compensation.  For the US income tax purpose, this net operating loss can be carried forward and be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the six months ended March 31, 2010 and 2009 were $342,261 and $178,007, respectively.

NOTE 11 – CONCENTRATION OF RISKS

Three major customers accounted for approximately 85% of the net revenue for the six months ended March 31, 2010, with the customers individually accounting for 46%, 28% and 11%, respectively.

Three major customers accounted for approximately 89.35% of the net revenue for the six months ended March 31, 2009, with the customers individually accounting for 61.98%, 16.44%, and 10.93%, respectively.

One major vendor provided approximately 97% of the Company’s purchases of raw materials for the six months ended March 31, 2010.

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

A reconciliation of minority interest as of March 31, 2010 is as follows:

Balance as of September 30, 2009	$1,330,983
Proportionate share of Net Income from Chunfei Chemical	60,859
Proportionate share of Net Loss from Hedi Medicine	(52,257)
Proportionate share of Net Income from Nanchong Chunfei	58,319

Add: proportionate share of other comprehensive income	119

Balance as of March 31, 2010	$1,398,023

NOTE 13 – STOCKHOLDERS’ EQUITY

A. Stock issued for consulting services

On March 26, 2010, 47,786 shares of restricted common stock were issued as partial compensation to one director and one officer for services provided to the Company.  An amount of $57,343, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Operations as a part of general and administrative expenses.

B. Stock issued for shares purchase agreement

On March 26, 2010, the Company issued 2,100,000 shares of common stock and 2,000,000 Series B Common Stock Warrants to three accredited institutional funds and an accredited investor for $1,000,000. Net proceeds were approximately $870,000, net of issuance costs of approximately $130,000.

The Stock Purchase Agreement also provided the investors the right, exercisable during the next four months, to purchase an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for an additional $1,000,000. The Stock Purchase Agreement also provided that if the net income (before non-cash items) of American Nano Silicon Technologies for the year ended September 30, 2010 is less than $4 million or if the net income (before non-cash items) of American Nano Silicon Technologies for the year ended September 30, 2011 is less than $5 million, then American Nano Silicon Technologies will issue additional common stock to the investors in order to reduce their per share purchase price in proportion to the shortfall in net income.  The Stock Purchase Agreement also contains certain affirmative and negative covenants by American Nano Silicon Technologies regarding the operations of the Company and restricting future financing transactions.

The Series B Warrants will allow the holders, during the next three years, to purchase up to 2,000,000 shares of common stock from American Nano Silicon Technologies for a price of $1.50 per share.  Cashless exercise is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Series B Warrants.

In connection with the placement by the Company, three shareholders of the Company delivered to the investors three-year warrants to purchase from the shareholders up to 2,000,000 shares of the American Nano Silicon Technologies common stock for $.80 per share.  In addition, one of the shareholders gave to the investors a put option pursuant to which the investors can require the shareholder to purchase up to 1,500,000 shares for $.75 per share during the six month period commencing one year from the closing date.

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

Accounting for Series B Warrants and Option

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. As a result of its interpretation of FASB ASC 815-40, the Company concluded  that the Warrants and the option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.

The Company calculated the fair value of the warrants and the option at March 26, 2010 (date of grant) to be $1,476,761 and $3,162,290, respectively, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.64%, volatility of 127.39%, dividend yield of 6.0%, and expected term of 3 years for the warrants and 4 months for the option.

The excess of the fair values of the warrants and the option over the net proceeds received of $870,000 was charged to changes in loss on private placement in the statement of operations. The fair value of outstanding warrants and the option were $1,231,916 and $3,996,848, respectively, as of March 31, 2010. The change in fair value of warrants and option in the amount of $$1,223,366 was recorded as change of fair value of derivative liabilities in the statement of operations for the six months ended March 31, 2010.

As of March 31, 2010, there were 28,726,553 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors.   Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in  Section 1A of our Annual Report on Form 10-K for the year ended September 30, 2009 entitled “Risk Factors.”  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Overview

American Nano Silicon Technologies, Inc. (“the Company”) was incorporated on September 6, 1996 under the laws of the State of California. On August 26, 2006, the Company acquired 95% of the equity interest in Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006.   Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the laws of PRC on June 27, 2002.

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

Results of Operations

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In the second half of 2009, the construction of our Micro-Nano Silicon product line was officially complete, with a production capacity of 30,000 tons annually.   Currently we are planning looking to further expand our current capacity from 30,000 ton to 50,000 ton per year.

Revenues

Our revenues increased by 52% from $3,206,165 for the three months ended March 31, 2009 to $4,870,142 for the three months ended March 31, 2010, and by 30% from $6,940,456 for the six months ended March 31, 2009 to $9,024,153 for the six months ended March 31, 2010.  The increase in revenue is attributable to the fact that, as a result of increased market awareness of our product, we have been operating our Micro-Nano Silicon production line at full capacity.  During the six months ended March 31, 2010, we manufactured and sold about 18,000 tons of Micro-Nano Silicon; during the first six months of our last fiscal year, we sold only 14,000 tons of the product.  Going forward, we plan to increase our sales force to market our products beyond our regional base of customers.  Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increases in our cost of goods sold were approximately proportionate to the increases in our revenues.  Cost of goods sold, which consists primarily of labor, overhead and product cost, was $3,727,974 for the quarter ended March 31, 2010, representing an increase of $1,251,809 or 51% compared to the quarter ended March 31, 2009.  For the six months ended March 31, 2010 cost of goods sold was $6,926,637, a 28% increase over the six months ended March 31, 2009.  Because cost of goods sold increased in proportion to revenues, our gross margin was approximately identical in all periods:  23%.

The Company is currently expanding its research and development capabilities, with a view to developing new markets for our core product.  Within the next several quarters, the Company expects to develop applications for Micro-Nano Silicon in industries other than the non-phosphate detergent market.  Potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement.  These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would be involve greater manufacturing cost than our current detergent product.  In the meantime, as we expand production of our detergent product, we are looking to manage our cost of goods sold more efficiently, and expect modest improvement in the remainder of fiscal 2010.  In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 50,000 tons should enable us  to manage our cost ratio more efficiently, which could increase our gross profit accordingly.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include expenses associated with salaries and other expenses related to marketing and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we require for short durations of time to avoid unnecessary hiring of full-time staff.

Our SG&A expenses for the three and six months ended March 31, 2010 - $187,190 and $239,428, respectively - equaled 4% of net sales in each period.  In comparison, our SG&A expenses in each of the three and six month periods ended March 31, 2009 equaled 2% of net sales.  The increase in the current fiscal year was entirely experience in the second fiscal quarter, and primarily related to the expenses that we incurred in securing the private equity financing that we secured in March 2010.  But for such special situations, we anticipate that SG&A expense will continue to represent approximately 2% of sales for the near term, and that the ratio will diminish as our revenue level increases.  On the other hand, we expect that the recent financing will represent only the first step of a more intensive relationship with the U.S. capital markets.  If that is the case, then SG&A expense in the future are likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

Other Income and Expense

In March 2010, the Company completed a private placement, in which it issued warrants and common shares. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as a long-term derivative liability on our balance sheet.  In addition, the placement agreement provided the investors an option to purchase identical securities during the four months following closing of the placement.  Because the securities underlying that option are classified as derivative liabilities, we have classified the option itself as a derivative liability and recorded it as a current liability on our balance sheet.

Because the securities sold in the offering have been classified as liabilities, the difference between their fair value and the proceeds realized by us in the placement constitutes an expense to us.  The “fair value” of the securities, calculated using the Black-Scholes model for options pricing, exceeded the $870,000 net proceeds that we received by $3,769,051.  We have, therefore, recorded on our statements of operations an “other expense” in that amount titled “loss on private placement.”

At the end of each quarter, we re-calculate the fair value of the warrants and the option, again using the Black-Scholes model.  The increase or decrease in their fair value is recorded as other expense (increase) or other income (decrease) on our statements of operations.  During the second quarter of fiscal 2010, the aggregate change in the fair value of the warrants and the option was $1,223,366, which was recognized as other expense for the quarter.

The option will expire in July 2010.  The warrants will remain outstanding for three years unless they are exercised.  If in future quarters the warrants and, in fiscal 2010, the option decrease in value (i.e. by reason of an increase in the market price of our common stock), we will record other income equal to the amount of the increase.  If our stock price increases while the warrants and/or the option remain outstanding, we will record other expense.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  Income from operations totaled $951,992 and $1,850,370 in the three and six months ended March 31, 2010.  This represented a 44% increase over income from operations in the second quarter of fiscal 2009 and a 33% increase over income from operations in the first six months of fiscal year 2009.  Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Our net income, on the other hand, is and will be impacted by our obligation to “mark-to-market” the fair value of our outstanding derivative securities.  For the three and six months ended March 31, 2010, we realized net losses of $4,425,486 and $3,753,383, respectively, primarily due to the expenses attributable to our derivative securities.  In contrast, our net income for the three and six month periods ended March 31, 2009 was not materially different from our income from operations in those periods, as we had no outstanding derivative securities.  In future periods, therefore, until our derivative securities are terminated, our net income will be determined in large part by changes in the market price of our common stock.  Perversely, as the market value of our company increases, so will our net loss.

Liquidity and Capital Resources

	As of March 31, 2010	As of March 31, 2009
Cash and cash equivalents	$913,106	$186,921
Accounts receivable, net	$455,719	$1,087,844
Working capital	$(2,504,185)	$1,234,928

At March 31, 2010 we had a working capital deficit of $2,504,185.  The deficit included, however, a derivative liability of $3,996,848 attributable to the four-month option that we granted in March 2010.  That option will expire in July 2010 (unless exercised earlier), and will not cost the Company any cash.  On the contrary, if exercise, the option will bring approximately $900,000 in additional funds into the Company.  For that reason, we consider our working capital position at March 31, 2010 to be acceptable, despite the deficit.  At March 31, 2010 we had $913,106 in cash and had prepaid $712,418 to our suppliers, which will reduce the cash demands of our future operations.  We had also reduced our accounts receivable by over half, which bodes well for the cash turn-over aspect of our business.

At March 31, 2010 we had loans due to third parties in the aggregate principal amount of $2,657,535.  The loans mature in 2011 and 2012, however.  Our obligation to repay the construction security deposits, $1,220,985 at March 31, 2010, will also not accrue before 2011.  For most of this and the next fiscal year, therefore, we will have no demands on our cash other than operations.

Our operations provided us $1,841,667 in cash during the six months ended March 31, 2010.  The $1,850,370 in income from operations that we recorded during the period was the primary source of cash from operations, although a reduction in accounts receivable by $546,356 also contributed to the result.  Offsetting those contributions, in part, was an increase of $647,781 in our cash advances to suppliers.  This asset will be amortized against invoices from suppliers in future periods, however, and will then swell the cash provided by our future operations.  In the six months ended March 31, 2009, our operations provided us $275,195, despite operating income of $1,393,218.  The disparity was primarily due to an increase in accounts receivable of $1,077,643.  Now that we have established relationships with our primary customers for the Micro-Nano Silicon detergent additive, we expect to collect our accounts receivable within the contracted periods.  Our operations should, therefore, remain cash positive for the forseeable future.

The largest demand on our cash is our ongoing construction activities.  Since our sales currently exceed our factory’s production capacity, it is crucial that we rapidly implement an expansion of our production lines.  Toward that end we used $1,967,274 in cash to make additions to our factory during the six months ended March 31, 2010.  In the first six months of fiscal 2009, by comparison, our construction activities had been negligible.  We will continue to devote cash to expansion in the coming quarters, since the success of our business demands it.  The optimal situation will be to match cash from operations wo cash used by investing activities, as we did in the first six months of fiscal 2010.  If the cash demands of our construction activities exceeds our current resources and the contributions from future operations, we anticipate that cash can be obtained via secured lending as well as the resources of related parties.

Our financing activities in the first six months of fiscal 2010 primarily consisted of the private placement of stock and warrants described earlier.  The placement contributed net proceeds of $870,000 to our company.  During the same period we borrowed an additional $90,180 from related parties to fund short term cash needs.  That amount approximately offset the cash needed to service our bank debt during the period, $85,905.  In comparison during the six months ended March 31, 2009, our only significant financing activity was payment of debt service in the amount of $30,901.

The rapid growth in demand for our products has created a need for rapid expansion of our production capacity.  With the cash resources currently available, we will be able to expand to 50,000 tons annual capacity this year.  Future expansion, however, will require additional capital.  For that reason we continue to pursue opportunities for financing.  We have at this time, however, no firm commitments for additional funds.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

On March 26, 2010, 47,786 shares of restricted common stock were issued as partial compensation to one director and one officer for certain consulting services provided to the Company. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act, as the director was investing for his own account and had access to information about the Company.

On March 26, 2010, American Nano completed the sale of 2,100,000 shares of common stock and 2,000,000 Series B common stock warrants to several accredited investors for $1,000,000. The sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act, because each of the investor was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering. The sale of the securities was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : May 21, 2010	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial Officer