Form 10-Q
period 2010-06-30
American Nano Silicon Technologies, Inc.
filed 2010-08-23
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 23, 2010, 30,900,067 shares of common stock, par value $0.0001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	June 30, 2010	September 30,2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$203,807	$164,876
Accounts receivable	395,522	1,050,852
Inventory	34,836	230,007
Advance to suppliers	310,603	64,476
Other receivables	7,447	-
Other receivables - related parties	285,997	499,670
Employee advances	7,753	17,495
Total Current Assets	1,245,964	2,027,375

Property, plant and equipment, net	16,163,654	10,944,991

Land use right, net	998,831	1,010,409

Total Assets	$18,408,450	$13,982,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$186,264	$295,173
Tax payable	631,859	415,664
Accrued expenses and other payables	293,474	423,392
Due to related parties	270,281	-
Total Current Liabilities	1,381,878	1,134,229
Long-term liabilities

Construction security deposits	1,228,979	1,227,093
Long term Loans	2,587,932	2,743,247
Due to related parties	491,619	483,502
Series B Warrant liabilites	5,780,957	-

Total Liabilities	11,471,365	5,588,071

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 30,900,067 and 26,578,767
issued and outstanding at June 30, 2010 and September 30, 2009, respectively,	3,090	2,658
Additional paid-in-capital	11,129,224	4,506,941
Accumulated other comprehensive income	865,868	801,708
Retained Earnings (Accumulated Deficit)	(6,587,231)	1,752,414
Total Stockholders' Equity	5,410,951	7,063,721
Noncontrolling interest	1,526,134	1,330,983
Total Equity	6,937,085	8,394,704

Total Liabilities and Stockholders' Equity	$18,408,450	$13,982,775
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US dollars)

		For the three months ended		For the nine months ended
		June 30		June 30,
		2010	2009	2010	2009

Revenues		$7,166,793	$4,251,451	$16,190,946	$11,191,916

Cost of Goods Sold		5,295,601	3,297,727	12,222,238	8,697,956

Gross Profit		1,871,192	953,724	3,968,708	2,493,960

Operating Expenses
Research and development expense		73,564	-	81,283	-
Selling, general and administrative		495,709	78,049	751,464	225,067

	Income before other Income and (Expenses)	1,301,919	875,675	3,135,963	2,268,893
Other Income and (Expense)

Interest income (expense)		(8,174)	(8,170)	(24,538)	(24,491)
Loss on private placement		(2,087,149)		(5,856,200)
Change of fair value of derivative liabilities		(3,364,489)	-	(4,587,855)	-
Impairment loss from property, plant and equipment		-	-	(189,574)	-
Other income (expense)		-	(290)	-	(387)
	Total other expense	(5,459,812)	(8,460)	(10,658,167)	(24,878)

Income (loss) Before Income Taxes		(4,157,892)	867,215	(7,522,204)	2,244,015

Provision for Income Taxes		310,156	99,770	632,305	439,976

Net income (loss)		(4,468,048)	767,445	(8,154,509)	1,804,039

Less: net income attributable to the noncontrolling interest		118,215	52,624	185,136	139,531

Net Income (loss) attributable to American Nano		(4,586,263)	714,822	(8,339,645)	1,664,508

Other comprehensive income (loss)
Foreign Currency translation adjustment		63,290	2,544	64,160	(26,970)

Comprehensive Income(loss)		$(4,522,973)	$717,366	$(8,275,486)	$1,637,538

Basic earnings (loss) per common share		$(0.15)	$0.03	$(0.30)	$0.06

Diluted earnings (loss) per common share		$(0.15)	$0.03	$(0.30)	$0.06

Basic weighted average number of common shares		29,252,022	26,569,878	27,521,939	26,562,443

Diluted weighted average number of common shares		31,189,539	26,569,878	28,191,424	26,562,443
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US dollars)

		For the nine months ended
		June 30
		2010	2009

Cash Flows From Operating Activities:
Net Income (Loss)		(8,154,509)	1,804,039
Adjustments to reconcile net income (Loss) to net cash
provided by operating activities:
Loss on private placement		5,856,200
Change of fair value of derivative liabilities		4,587,855	-
Impairment loss from property, plant and equipment		189,606
Depreciation and amortization		436,162	324,440
Stock issued for service		169,641	9,600
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable		650,541	(1,118,596)
Inventory		195,402	299,577
Employee advances		9,793	(16,369)
Advances to suppliers		(244,085)	(216,094)
Related party receivables		215,558	(134,215)
Increase (decrease) in -
Accounts payable		(110,137)	(160,960)
Construction security deposits		(6,202)	(11,704)
Advance from customers		-	(10,606)
Tax payable		212,038	-
Accrued expenses and other payables		(131,852)	403,335

	Cash provided by Operating Activities	3,876,012	1,172,447

Cash Flows From Investing Activities:
Additions to property and equipment		(429)	(843,647)
Additions to construction in process		(5,719,508)	(299,905)

	Cash used in investing activities	(5,719,936)	(1,143,552)

Cash Flows From Financing Activities
Proceeds from issuance of stocks		1,789,975	-
Proceeds from related party loans		273,386	9,230
Proceeds from long term loans		(172,350)	(30,913)
	Cash provided by (used in) financing activities	1,891,011	(21,683)

Effect of exchange rate changes on cash and cash equivalents		(8,156)	(92)

Increase in cash and cash equivalents		38,931	7,120

Cash and Cash Equivalents - Beginning of period		164,876	16,194

Cash and Cash Equivalents - End of period		203,807	23,314

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense		$-	$-
Income taxes		$485,533	$359,129

Non-cash investing and financing activities:
Common stock issued for service		$169,641	$9,600
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO-SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”).

The Company, through its operating subsidiaries in the People’s Republic of China (“PRC”), is primarily engaged in the business of manufacturing and distributing refined consumer chemical products.

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

Noncontrolling interests

Noncontrolling interests result from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 method to measure fair value of their warrant liability.  The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Note 2 – INVENTORY

The inventory consists of the following:

	As of June 30, 2010	As of September 30, 2009
	(Unaudited)
Raw materials	$10,218	$86,565
Packing supplies	17,354	30,084
Work-in-process	-	35,601
Finished goods	7,264	77,757

Total	$34,836	$230,007

Inventories are stated at the lower of cost or market. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made as of June 30, 2010 or as of September 30, 2009.

Note 3– PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of June 30, 2010	As of September 30, 2009
	(Unaudited)
Machinery & equipment	$4,385,201	$4,355,908
Plant & buildings	4,969,922	4,937,211
Sub total	9,355,123	9,293,119

Less: accumulated depreciation	(1,122,585)	(697,190)
Add: construction in process	7,931,116	2,349,062

Property, plant and equipment	$16,163,654	$10,944,991

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $418,009 and $305,500, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was $139,393 and $119,963, respectively. The impairment loss for the nine months ended June 30, 2010 was $189,606

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. The construction is expected to be completed and put in use in 2011. As of June 30, 2010 and September 30, 2009, the Company has spent a total of $7,931,116 and $2,349,062 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the majority shareholder and the president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance its operations.

The details of loans to/from related parties are as follows:

	As of June 30, 2010	As of September 30, 2009
Receivable from Chunfei Daily Chemical	$-	$168,599
Receivable from Chunfei Real Estate	285,997	331,071
Total Other Receivable- Related Parties	$285,997	$499,670

Loan From Chunfei Real Estate	$-	$46,956
Loan From Chunfei Daily Chemical	$270,281
Loan From Pu, Fachun (shareholder)	491,619	429,220
Loan From other officer and employee	-	7,326
Total Due to Related Parties	$761,900	$483,502

Sichuan Chunfei Daily Chemical Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans from Mr. Pu and Daily Chemical bear no interest and are due in the year 2011.

NOTE 5 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years.

The amortization expense from the nine months ended June 30, 2010 and 2009 was $18,153 and $18,940, respectively. The amortization expense from the three months ended June 30, 2010 and 2009 was $6,055 and $6,318, respectively.

NOTE 6– TAX PAYABLE

The tax payable includes the following:

	As of June 30, 2010	As of September 30, 2009
	(Unaudited)
Corporate income tax payable	$487,420	$337,498
Value-added tax payable	140,485	76,921
Others	3,954	1,245

Total tax payable	$631,860	$415,664

NOTE 7 - LONG-TERM LOANS

The long-term loans include the following:

	As of June 30, 2010	As of September 30, 2009
	(Unaudited)
a) Loan payable to Nanchong City Bureau of Finance
due on September 30, 2011, at fixed interest rate of 0.465%
per month	$589,849	$585,958
b) Individual loans from unrelated parties
bear no interest, maturing in 2011 and 2012	1,998,083	2,157,289

Total	$2,587,932	$2,743,247

The Company accrued interest expenses of $24,538 and $24,491 for the nine months ended June 30, 2010 and 2009, respectively. The accrued interest expense for the three months ended June 30, 2010 and 2009 were $8,509 and $8,170, respectively.

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

The Company offers no interest on the security deposits. As of June 30, 2010 and September 30, 2009, the balance of the construction security deposits was $1,228,979 and $1,227,093, respectively.

NOTE 9 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China and subject to tax at a statutory rate of 25%. For the nine months ended June 30, 2010 and 2009, the income tax provision for the Company was $632,305 and $439,976, respectively.

The Company incurred a net operating loss for U.S. income tax purposes for the three and nine months ended June 30, 2010 and 2009. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $548,949 and $- for the nine months ended June 30, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. For United States income tax purposes, the increase of valuation allowances for the nine months ended June 30, 2010 and 2009 were $188,084 and $-, respectively.

NOTE 10 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 78% of the net revenue for the nine months ended June 30, 2010, with each customer individually accounting for 39%.

Three major customers accounted for approximately 89.50% of the net revenue for the nine months ended June 30, 2009, with each customer individually accounting for 64.46%, 18.38%, and 6.65%, respectively.

One major vendor provided approximately 98% of the Company’s purchases of raw materials for the nine months ended June 30, 2010.

One major vendor provided approximately 96.91% of the Company’s purchases of raw materials for the nine months ended June 30, 2009.

NOTE 11 – NONCONTROLLING  INTEREST

Noncontrolling interest represents the minority stockholders’ proportionate share of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of noncontrolling interest as of June 30, 2010 is as follows:

Balance as of September 30, 2009	$1,330,983
Proportionate share of Net Income from Chunfei Chemical	138,426
Proportionate share of Net Loss from Hedi Medicine	(56,433)
Proportionate share of Net Income from Nanchong Chunfei	103,142

Add: proportionate share of other comprehensive income	10,016

Balance as of June 30, 2010	$1,526,134

NOTE 12 – STOCKHOLDERS’ EQUITY

A. Stock issued for services

On March 26, 2010, 47,786 shares of restricted common stock were issued as partial compensation to one director and one officer for services provided to the Company. A total of $57,343, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Condensed Statements of Operations as a part of general and administrative expenses.

On April 8, 2010, 60,000 shares of restricted common stock were issued to an investor relations consultant as compensation for service rendered to the Company. A total of $89,994, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Condensed Statements of Operations as a part of general and administrative expenses.

On April 29, 2010, 13,514 shares of restricted common stock were issued to the Company’s independent director as compensation for the service rendered to the Company. A total of $22,297, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Condensed Statements of Operations as a part of general and administrative expenses.

B. Private Placement

On March 26, 2010, the Company issued 2,100,000 shares of common stock and 2,000,000 Warrants to purchase Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $1,000,000. Net proceeds were approximately $870,000, net of issuance costs of approximately $130,000 in cash.

The Stock Purchase Agreement also provided the investors the right, exercisable during the next four months, to purchase an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for additional $1,000,000. On June 10, 2010, the investors exercised the option granted and purchased an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for additional $1,000,000. The Stock Purchase Agreement also provided that if the net income (before non-cash items) of ANNO for the year ended September 30, 2010 is less than $4 million or if the net income (before non-cash items) of ANNO for the year ended September 30, 2011 is less than $5 million, then ANNO will issue additional common stock to the investors in order to reduce their per share purchase price in proportion to the shortfall in net income.  The Stock Purchase Agreement also contains certain affirmative and negative covenants by ANNO regarding the operations of the Company and restricting future financing transactions.

The Series B Warrants will allow the holders, during the next three years, to purchase up to 2,000,000 shares of common stock from ANNO for a price of $1.50 per share.  Cashless exercise is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Series B Warrants.

In connection with the placement by the Company, three stockholders of the Company delivered to the investors three-year warrants to purchase from the shareholders up to 2,000,000 shares of the ANNO common stock for $.80 per share.  In addition, one of the stockholders gave to the investors a put option pursuant to which the investors can require the stockholder to purchase up to 1,500,000 shares for $.75 per share during the six month period commencing one year from the closing date.

C. Loss on Private Placement

The Series B Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  As a result of the potential for adjustments, the Company concluded  that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.

The Company calculated the fair value of the Series B warrants and Option at March 26, 2010 (date of grant) to be $1,476,761 and $3,162,290, respectively, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.64%, volatility of 127.39%, dividend yield of 6.0%, and expected term of 3 years for the warrants and 3 months for the option. The excess of the fair values of the warrants and option over the net proceeds received of $870,000 was charged to loss on private placement in the condensed statement of operations.

On June 10, 2010, the investors exercised the Option and purchased an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for additional $1,000,000. The Option was revalued and the change in value of $2, 456,015 compared to that of March 31, 2010 was charged to other expense for the three months ended June 30, 2010. The Company calculated the fair value of the warrants issued at June 10, 2010 (date of grant) to be $3,006,914, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.27%, volatility of 157.10%, dividend yield of 6.0%, and expected term of 3 years for the warrants. The excess of the fair values of the Series B Warrants over the net proceeds received of $919,975was charged to loss on private placement in the condensed statement of operations.

As of June 30, 2010, the fair value of outstanding warrants was $5,780,957. The change in fair value of warrants in the amount of $1,297,282 was recorded as a change of fair value of derivative liabilities in the condensed statement of operations.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2010:

Warrants Outstanding (Unaudited)				Warrants Exercisable (Unaudited)
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$1.50	2,000,000	2.74	$1.50	2,000,000	$1.50
$1.50	2,000,000	2.94	1.50	2,000,000	1.50
	4,000,000	2.84	$1.24	4,000,000	$1.50

NOTE 13 – Earnings (loss) Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months ended June 30, 2010 and 2009:

	2010	2009
Net income (loss) for basic earnings (loss) per share	$(8,339,645)	$1,664,508
Weighted average shares used in basic computation	27,521,939	26,562,443
Earnings (loss) per share:
Basic	$(0.30)	$0.06

Diluted earnings per share
	2010	2009
Net income (loss) for diluted earnings (loss) per share	$(8,339,645)	$1,664,508
Weighted average shares used in basic computation	27,521,939	26,562,443
Diluted effect of warrants	163,817	-
Diluted effect of option	505,668	-
Weighted average shares used in diluted computation	28,191,424	26,562,443

Earnings(loss) per share:
Diluted	$(0.30)	$0.06

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2010 and 2009:

	2010	2009
Net income (loss) for basic earnings (loss) per share	$(4,586,263)	$714,822
Weighted average shares used in basic computation	29,252,022	26,569,878
Earnings (loss) per share:
Basic	$(0.15)	$0.03

Diluted earnings per share
	2010	2009
Net income (loss) for diluted earnings (loss) per share	$(4,568,263)	$714,822
Weighted average shares used in basic computation	29,252,022	26,569,878
Diluted effect of warrants	509,834	-
Diluted effect of option	1,427,683	-
Weighted average shares used in diluted computation	31,189,539	26,562,443

Earnings(loss) per share:
Diluted	$(0.15)	$0.03

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

The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Chunfei Chemicals. Nanchong Chunfei’s business scope is production and sale of Micro Nano Silicon products.

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

Results of Operations

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In the second half of 2009, the construction of our Micro-Nano Silicon product line was officially complete, with a production capacity of 30,000 tons annually. Currently we are planning to further expand our current capacity from 30,000 ton to 120,000 ton per year. As of right now, our current production capacity is 41,500 ton per year and our production line is operated at full capacity.

During the quarter ended June 30, 2010, the Company entered into a sales agreement with Sichuan Juxing New Material Co., Ltd ("Sichuan Juxing"). According to the agreement, the Company will distribute micro nano silicon to Sichuan Juxing for use as the accelerator agent for cement in the construction industry. During the next two years, Sichuan Juxing will purchase 2000 tons of micro nano silicon every month  at a selling price of Renminbi 950 per ton (or approximately $140 USD per ton). The sales agreement totals about Renminbi 45.6 million (or approximately $6.6 million USD). Today in China, American Nano is the only company that produces an accelerator agent for cement based on micro nano silicon technology, and also the only company that produces an accelerator agent under extremely high temperatures with a chemical rotary kiln.

Revenues

Our revenues increased by 69% from $4,251,451 for the three months ended June 30, 2009 to $7,166,793 for the three months ended June 30, 2010, and by 45% from $11,191,916 for the nine months ended June 30, 2009 to $16,190,946 for the nine months ended June 30, 2010. The increase in revenue is attributable to the fact that, as a result of increased market awareness of our product, we have been operating our Micro-Nano Silicon production line at full capacity.  During the nine months ended June 30, 2010, we manufactured and sold about 31,658 tons of Micro-Nano Silicon. Going forward, we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increase in our cost of goods sold was approximately proportionate to the increase in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $5,295,601 for the quarter ended June 30, 2010, representing an increase of $1,997,874 or 61% compared to the quarter ended June 30, 2009.  For the nine months ended June 30, 2010 cost of goods sold was $12,222,238, a 41% increase over the nine months ended June 30, 2009.  Because the Company started to generate revenue from the construction material industry, whose gross margin is higher than that of detergent industry, our gross margin increased slightly during the nine and three months ended June 30, 2010, to 26% and 25%, respectively.

The Company is currently expanding its research and development capabilities, with a view to developing new markets for our core product.  Within the next several quarters, the Company expects to develop applications for Micro-Nano Silicon in industries other than the non-phosphate detergent market. Beginning in the third quarter of fiscal 2010, the Company commenced to distribute micro nano silicon as an accelerator for cement, thereby entering into construction material industry. Other potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement. These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would involve greater manufacturing cost than our current detergent product.  In the meantime, as we expand production of our detergent product, we are looking to manage our cost of goods sold more efficiently, and expect modest improvement in the remainder of fiscal 2010. In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 120,000 tons should enable us  to manage our cost ratio more efficiently, which could increase our gross profit accordingly.

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

Our SG&A expenses for the three and nine months ended June 30, 2010 and 2009 were $495,709, $751,464 and $78,049, $225,067 respectively. The increase was mainly caused by the extra cost incurred as a result of being a public company. Our SG&A expense for the three and nine months ended June 30, 2010 was about 7% and 5% of net sales, as compared to the 2% for the three and nine months ended June 30, 2009. The increase in the current fiscal year was entirely experienced in the third fiscal quarter, and primarily related to the expenses arising from the exercise of the investors’ four month option. We expect that the recent financing will represent only the first step of a more intensive relationship with the U.S. capital markets.  If that is the case, then SG&A expense in the future are likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

Other Income and Expense

In June, the investors in our March 2010 private placement exercised their option to acquire 2.1 million shares of common stock and 2 million series B warrants for $1 million. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as a long-term derivative liability on our balance sheet. The option was revalued and the change of value of $2, 456,015 compared to that of March 31, 2010 was charged to other expense for the three months ended June 30, 2010. The Company calculated the fair value of the warrants issued at June 10, 2010 (date of grant) to be $3,006,914, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.27%, volatility of 157.10%, dividend yield of 6.0%, and expected term of 3 years for the warrants.

At the end of each quarter, we re-calculate the fair value of the warrants and the option, again using the Black-Scholes model.  The increase or decrease in their fair value is recorded as other expense (increase) or other income (decrease) on our statements of operations.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  Income from operations totaled $983,590 and $2,479,120 in the three and nine months ended June 30, 2010. This represented a 28% increase over income from operations in the third quarter of fiscal 2010 and a 37% increase over income from operations in the first nine months of fiscal year 2009.  Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Our net income, on the other hand, is and will be impacted by our obligation to “mark-to-market” the fair value of our outstanding derivative securities.  For the three and nine months ended June 30, 2010, we realized net losses of $4,468,048 and $8,154,509, respectively, primarily due to the expenses attributable to our derivative securities.  In contrast, our net income for the three and nine month periods ended June 30, 2009 was not materially different from our income from operations in those periods, as we had no outstanding derivative securities. In future periods, therefore, until our derivative securities are terminated, our net income will be determined in large part by changes in the market price of our common stock. Perversely, as the market value of our company increases, so will our net loss.

Liquidity and Capital Resources

	As of June 30, 2010	As of September 30, 2009
Cash and cash equivalents	$203,807	$164,876
Accounts receivable, net	$395,522	$1,050,852
Working capital	$(135,914)	$893,146

At June 30, 2010 we had a working capital deficit of $135,914. The biggest portion in current liabilities was tax payable totaled $631,859. We have also reduced our accounts receivable by over half, which bodes well for the cash turn-over aspect of our business. At June 30, 2010 we had loans due to third parties in the aggregate principal amount of $2,587,932. The loans mature in 2011 and 2012, however. Our obligation to repay the construction security deposits, $1,228,979 will also not accrue before 2011. For most of this and the next fiscal year, therefore, besides working captial for construction in process, we will have no demands on our cash other than operations.

Our operations provided us $3,876,012 in cash during the nine months ended June 30, 2010. The $3,135,963 in income from operations that we recorded during the period was the primary source of cash from operations, although a reduction in accounts receivable and other receivable by $650,541 also contributed to the result. Offsetting those contributions, in part, was an increase of $244,085 in our advances to suppliers. This asset will be amortized against goods shipped from suppliers in future periods, however, and will then swell the cash provided by our future operations.  In the nine months ended June 30, 2009, our operations provided us $1,172,447, despite operating income of $1,804,039. The disparity was primarily due to an increase in accounts receivable of $1,118,596.  Now that we have established relationships with our primary customers for the Micro-Nano Silicon detergent additive, we expect to collect our accounts receivable within the contracted periods.  Our operations should, therefore, remain cash positive for the foreseeable future.

The largest demand on our cash is our ongoing construction activities. Since our sales currently exceed our factory’s production capacity, it is crucial that we rapidly implement an expansion of our production lines. Toward that end we used $5,719,508 in cash to make additions to our factory during the nine months ended June 30, 2010.  In the nine months of fiscal 2009, by comparison, our construction activities had been negligible.  We will continue to devote cash to expansion in the coming quarters, since the success of our business demands it.  The optimal situation will be to match cash from operations to cash used by investing activities, as we did in the nine months of fiscal 2010.  If the cash demands of our construction activities exceed our current resources and the contributions from future operations, we anticipate that cash can be obtained via secured lending as well as the resources of related parties.

Our financing activities in the nine months of fiscal 2010 primarily consisted of the private placement and execution of stock option described earlier.  The placement and stock option execution contributed net proceeds of $870,000 and 919,975 to our company.  During the same period we borrowed an additional $273,386 from related parties to fund short term cash needs.  That amount approximately offset the cash needed to service our debt during the period, $172,350.  In comparison during the nine months ended June 30, 2009, our only significant financing activity was payment of debt service in the amount of $30,913.

The rapid growth in demand for our products has created a need for rapid expansion of our production capacity.  With the cash resources currently available, we will be able to expand to 42,000 tons annual capacity this year.  Future expansion, however, will require additional capital.  For that reason we continue to pursue opportunities for financing. We have at this time, however, no firm commitments for additional funds.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

On April 8, 2010, 60,000 shares of restricted common stock were issued to investor relation as compensation for the service rendered to the Company. An amount of $89,994, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Income as a part of general and administrative expenses. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act.

On April 29, 13,514 shares of restricted common stock were issued to the Company’s independent director as compensation for the service rendered to the Company. An amount of $22,297, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Income as a part of general and administrative expenses. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act, as the director was investing for his own account and had access to information about the Company.

On June 10, 2010, American Nano completed the sale of 2,100,000 shares of common stock and 2,000,000 Series B common stock warrants to several accredited investors for $1,000,000. The sale of the securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act, because each of the investor was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering. The sale of the securities was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : August 23, 2010	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial Officer