Form 10-K
period 2010-09-30
American Nano Silicon Technologies, Inc.
filed 2010-12-29
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

Commission File Number 000-52940

American Nano Silicon Technologies, Inc.
(Exact name of registrant as specified in its charter)

California	33-0726410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Nangan Dao Chunfei Road, Jialing District
Nanchong, Sichuan, China	637005
(Address of principal executive offices)	(Zip Code)

86-817-3634888
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of December 29, 2010, 31,005,323 shares of common stock, par value $.001 per share, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2010, the last business day of the Company's second fiscal quarter, was $43,089,829 (1,470,000 shares of common stock held by non-affiliates) based upon the closing price of $1.50 as quoted by OTC Bulletin Board on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: NONE

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

ITEMS 1. DESCRIPTION OF BUSINESS

We are a nano-technology chemical manufacturer. We manufacture and market  “Micro Nano Silicon™” our own proprietary product in China. Micro Nano Silicon is an ultra fine crystal that can be utilized as a non-phosphorous additive in detergents, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint. Micro Nano Silicon can replicate the chemical additives that are utilized in these products, but is less expensive and more environmentally friendly than competitive products. We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic  industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

The primary use for Micro Nano Silicon to date has been as a synthetic additive in non-phosphorous detergent products. Micro Nano Silicon has significant competitive advantages over its primary competition in the non-phosphate detergent market.  Micro Nano Silicon is less expensive and has greater stain removal capability than competitive products. In addition, Micro Nano Silicon is less damaging to the environment than its primary industry competitors.

Our Industry

Non-phosphate detergent additive

According to "China Industry Detergent Product" 2010 volume number 2, the worldwide annual demand for non-phosphorous additives for detergents and washing products is in excess of one million tons and in excess of 300,000 tons in China. In 2009  worldwide revenue from sales of household detergents was in excess of $64 billion, of which $3.6 billion was attributable to China. In China the revenue generated from the sale of non-phosphorous detergents has grown at a compounded annual growth rate of 22% for the period from 2005 to 2010 to $2.4 billion and in excess of 26 billion tons.

Commencing in the 1970s the United States, Japan and other developed countries began banning the use of phosphates in detergent products. In the United States nonphosphate detergents account for approximately 56% of the market and in Japan close to 100% of the market. Management believes that the market for non-phosphorous detergent additives in China will continue to grow as wider areas of China adopt the common international practice of banning the use of phosphates in household detergents.

The primary ultra fine crystal nonphosphate auxiliary agent in the detergent industry is 4A- zeolite. Auxilliary agents in detergents are builders that enhance detergency and are essential to creating a cost effective detergent product for consumer use. It is estimated that the annual demand for 4A-zeolite is in excess of 300,000 tons. Based on our own research, we believe that Micro Nano Silicon is a more effective auxiliary agent than 4A-zeolite.  4A zeolite is less effective than Micro-Nano Silicon™ at ion-exchange  and  is slow-acting at energy-saving lower wash temperatures.  In addition, 4A Zeolite is insoluble in water, has the potential to re-deposit dirt, and tends to dull the color of clothes after washing.  Micro-Nano Silicon™ has a higher level of performance in each of these aspects.

Accelerator additive for cement

Currently, in China the increasing number of infrastructure projects drives the demand for cement and other construction materials. In 2009 approximately two billion square meters of cement were produced in China, approximately half of worldwide production. In addition, the number of cement production plants and concrete production facilities has continued to increase.  It is estimated that the production of concrete will increase by 10% over the next 10 years.  However, energy consumption in China’s cement production industry is approximately 15% higher than the average level of energy utilized in the cement production industry in the United States and other western countries. Cement accelerators speed the cure time of cement and enables concrete to be placed in the winter without the concern for frost damage.  As an accelerator agent Micro Nano Silicon can be utilized in a chemical rotary kiln to lower production costs as compared to more expensive lime rotary kilns. The Chinese government has announced a goal to reduce energy consumption by 20%.  Management believes that we will be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers’ compliance with energy saving regulations.

Flame retardant additive for rubber and plastic

Micro-Nano Silicon can be utilized as a flame retardant additive for rubber and plastic materials.  Materials using Micro Nano Silicon additives have passed our own stringent flame retardancy tests.

Currently, halogenated products have a 90% share of the flame retardant additive market. In early 2000, the Chinese government banned the use of halogenated additives in certain rubber and plastic products.  Accordingly, management believes that environmental concerns will cause a market shift to non-halogenated flame retardant additives, such as Micro Nano Silicon. According to baike.baidu.com, in 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons, with over 240 tons being utilized in China. We plan to commence production of Micro Nano Silicon as a plastic retardant additive in 2011.

Our Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

-
Proprietary Product: Micro Nano Silicon™ is a proprietary product with uses as a non-phosphorous additive in detergent, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint.  In addition, we believe that we will be able to develop additional uses for Micro Nano Silicon in the petrochemical, plastic, rubber, paint and ceramic industries.

-
Cost Effectiveness. Micro Nano Silicon is significantly less expensive and is more effective as a non-phosporous additive in the detergent market than its primary competition.  Micro Nano Silicon provides cost savings as an accelerant in the cement market and can be sold at a fraction of the cost of its primary competition in the paint pigment market.  In addition, as a result of its flame retardant capabilities, we believe that Micro Nano Silicon will be less expensive as a flame retardant product in the plastic and rubber industries than comparable products.

-
 Environmentally-friendly: Micro Nano Silicon™ is a non-halogenated and non-phosphorous additive.  We believe that we will be able to capitalize on the Chinese government’s desire to promote products which are less harmful to the environment than those that are currently being utilized.

-
 Large Distribution Network: Our largest distribution partner is Chongqing Trading Company, a state owned enterprise, with a sales network throughout China. The sales network encompasses seven districts and eight major cities.

-
Proximity to local customers and low transportation cost: We are the only supplier of nonphosphate additives in southwestern China.  Accordingly,  we can ship our products to customers in local areas at considerably lower transportation costs than our competitors.

Our Strategy

Our goal is to establish Micro Nano Silicon as a chemical additive in a wide range of products and industries. We intend to achieve this goal by implementing the following strategies:

●
Expand the uses for Micro Nano Silicon™ .  We have recently entered into an agreement to produce Micro Nano Silicon as an accelerator agent for use in the cement industry.  We intend to increase our efforts to market Micro Nano Silicon for use in the cement industry. In addition, we intend to commence marketing Micro Nano Silicon as a flame retardant additive for rubber and plastics and as a pigment for paints.

●
Research and development effort We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

●
Expand our production capacity We are in the process of expanding our production line to produce 120,000 tons of Micro Nano Silicon annually.  We intend to further increase production capacity to the extent that Micro Nano Silicon becomes more widely accepted in the market place.

Increase sales force and distribution channels: We distribute Micro Nano Silicon primarily through distributors. We intend to increase our sales force in order to establish additional distribution relationships to increase our distribution network and the availability of our products throughout China.

History of the Company

On May 24, 2007, we entered into a Stock Purchase and Share Exchange Agreement (the “Exchange Agreement”) with American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”), the shareholders of ANST and Nanchong Chunfei Nano-Silicon Technologies Co. Ltd. (“Nanchong Chunfei”), pursuant to which, among other things,

•	we changed our name to American Nano Silicon Technologies, Inc.,

•	we amended our Articles of Incorporation to provide for a reduction of the number of authorized shares to two hundred million (200,000,000) shares of common stock, par value $.001 per share,

•	we effected a one for 1,302 reverse stock split;

•	25,181,450 shares of common stock were issued to the shareholders of ANST,

•	certain of our controlling shareholders sold 558,520 shares of our common stock, to Huakang Zhou, a shareholder of ANST, and we sold our then existing business to such shareholders,

We were incorporated in the State of California on September 6, 1996 as CorpHQ, Inc.  American Nano-Silicon Technologies, Inc. (“ANST”) was incorporated on August 8, 2006 under the laws of the State of Delaware. On August 26, 2006, ANST acquired 95% interest of Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the law of PRC on June 27, 2002.

Our Core Product

Our core product, Micro-Nano Silicon™, is an ultra-fine crystal structure consisting of silicon dioxide and quartz.  Under the effect of a special catalyst, those materials polymerize and crystallize. The crystal is three-dimensional with a tetravalent and electrically neutral silicon atom. The aluminum atom is a trivalent atom sharing four oxygen atoms with one negative charge combined. The hole in the middle of the crystal can capture a positive ion. The compound can have a complex reaction with ions of calcium, magnesium, iron, copper, and manganese. Since it is ultra-white, ultra-fine, phosphorus-free, with a special crystalline structure, chelating and filtering performance lends itself to a use in washing products cosmetics and other products.

Micro-Nano Silicon™ can effectively chelate calcium and magnesium ions in water, softening it in order to improve the washing effect and to prevent damage to clothes.  In this way the product actually reduces the amount of detergent required for washing a load of laundry, and accordingly is a more cost efficient to use.

Research and Development

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focuses on developing such uses as well developing nano filitering technology and the production processes for our product.

We have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities. In addition, we maintain an in house research and development staff.

               For the years ended September 30, 2010, and 2009, we expended approximately $82,934 and $19,074 respectively, in research and development.

We believe that the future success of our business depends upon our ability to improve our production processes and  develop additional uses for Micro Nano Silicon.  To avoid product obsolescence, we will continue to monitor technological changes in our industry as well as users' demands for new products. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future.  Although we believe that Micro Nano Silicon can be utilized in a number of industries, there can be no assurance that we will gain market acceptance of our products in such industries.

Raw Materials and Production

Our  facilities are located in close proximity to our suppliers.  Quartz and bauxite are the primary  raw materials used in the production of Micro-Nano Silicon™ There are abundant quartz mineral resources in nearby Chinese districts such as Hechuan and Qingchuan and abundant supplies of bauxite  in Hechuan and nearby Chongqing and Guizhou. Similarly other raw materials such as caustic soda, calcined soda, sodium sulphate anhydrous and calcium carbonate powder are also available in sufficient quantities, good quality and competitive cost in Sichuan province.

Employees

As of September 30, 2010 we had approximately 133 full-time employees, including approximately 104 employees in production,  approximately 15 employees in sales and marketing, approximately 14 employees in management and administration. All of our employees are based inside China. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

We do not have any payment obligations for any retirees and we do not currently retain any independent contractors. We purchase pension insurance, medical insurance and unemployment insurance for all full time employees in accordance with China's Labor Law. We believe that should we require additional employees at any of our facilities that we will be able to meet our needs from the locally available labor pool.

 Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights in Micro Nano Silicon.  Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering our products. We intend to continue to seek patents on our inventions when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

Distribution and Customers

We are currently selling Micro Nano Silicon through distributors and our own sales staff.  During the fiscal year ended September 30, 2010  two distributors, Chengdu Blue Wind Company and Chongqing Trading Company, Ltd., accounted for approximately 42% and 35% of our revenue, respectively.  Chongqing Trading Company is a state owned enterprise, and distributes our product in  seven districts and  eight major cities. Our in-house sales staff of 11 employees seeks to establish relationships with additional distributors of our products. We intend to increase the size of our sales force as we increase our production capacity. In order to create awareness and acceptance of our products we occasionally sponsor charitable events.

Competition

We face competition from many other chemical suppliers and manufacturers, many of which have significantly greater name recognition and financial, technical, manufacturing, personnel, marketing, and other resources than we have.  The geographic market in which we compete is in China. Our competitors may be able to devote greater resources to the development, promotion and sale of their products than we do.

               We compete primarily on the effectiveness and the price of our products. The detergent additive market is a highly fragmented market with approximately 300 detergent additive manufactures throughout the country.  Although we believe that Micro Nano Silicon is more cost effective and provides better performance than 4A-Zeolite, the primary non-phosphate additive in the detergent industry, we cannot assure you that we will be able to obtain wide spread market acceptance of Micro Nano Silicon as a nonphosphate detergent additive. With respect to Micro Nano Silico, as an accelerator additive in cement, as a flame retardant additive in rubber and plastics and as a pigment in paints, we believe that we will be able to gain market acceptance of our product as a result of the potential cost savings from the use of our product. However, we cannot assure you that this will be the case.

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

RISKS RELATED TO OUR OPERATIONS

We depend on a limited number of suppliers. We do not have long-term contracts with our suppliers. Because we do not have long-term contracts, our suppliers generally are not required to provide us with any guaranteed minimum production levels. As a result, we may not be able to obtain sufficient quantities of critical raw materials in the future.

Although we have access to other available sources for the supply of raw materials, a delay or interruption by our suppliers may harm our business.

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to obtain a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on a limited number of  suppliers exposes us to numerous risks, including the following:

▪	our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms;

▪	delays by our suppliers could significantly limit our ability to meet customer demand;

▪	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all; and

▪	delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects.

Our lack of long-term purchase orders and commitments could lead to a rapid decline in our sales and profitability.

All of our significant customers issue purchase orders solely in their own discretion, often only 4 or 5 weeks before the requested date of shipment. Our customers are generally able to cancel orders or delay the delivery of products on relatively short notice. In addition, our customers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current customers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

Historically, a substantial portion of our assets has been comprised of accounts receivable representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems.  We experience an average accounts settlement period ranging from one month to as high as threemonths from the time we sell our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We may require additional financing to implement our business plan and to cover anticipated expenses.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy.  As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection.  We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy.  As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business.  There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by our products.  We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim.  To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially.  There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law and Product Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

We rely heavily on our founder, Chairman, Chief Executive Officer, Chief Financial Officer and President Pu Fachun. The loss of his services could adversely affect our ability to source products from our key suppliers and our ability to sell our products to our customers.

Our success depends, to a significant extent, upon the continued services of  Mr. Pu who is our founder, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President. Mr. Pu has, among other things, developed key personal relationships with our suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies.  The loss of Mr. Pu could, therefore, result in the loss of favorable relationships with one or more of our suppliers and/or customers. We do not maintain "key person" life insurance covering Mr. Pu or any other executive officer. The loss of Mr. Pu could significantly delay or prevent the achievement of our business objectives and adversely affect our business, financial condition and results of operations.

We may not be able to effectively recruit and retain skilled employees, particularly scientific, technical and management professionals.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including scientific, technical and management professionals. We anticipate that we will need to hire additional skilled personnel in all areas of our business. Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business could be materially adversely affected if we cannot protect our patents and intellectual property rights or if we infringe on the intellectual property rights of others.

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

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded our business and we will endeavor to further expand our business. Our recent and anticipated growth is expected to place, a significant strain on our managerial, operational, and financial resources. To manage our potential growth, we must implement and improve our operational and financial systems and to expand, train, and manage our employee base. We can not assure you that our systems, procedures, or controls will be adequate to support our operations. Our inability to effectively manage growth, if any, could harm our business.

Our facilities and information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

              Our headquarters and major facilities including manufacturing plants and research and development centers are located in China. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment. We may incur expenses relating to such damages.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline.

Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China and globally;

•	fluctuation and unpredictability of costs related to raw materials used to manufacture our products;

•	changes in the laws of the PRC that affect our operations;

•	competition;

•	compensation related expenses;

•	application of accounting standards;

•	our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business; and

•	development of a public trading market for our securities.

We face significant competition and may not be able to successfully compete.

Our current and future competitors are likely to have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, our competitors may be able to develop and expand their offerings more rapidly, adapt to new or emerging technologies and changes more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale and devote greater resources to the marketing and sale of their technology and products than we can. We can not assure you that we will successfully differentiate our current and proposed technology and products from the technologies and products of our competitors, that the marketplace will consider our technology and products to be superior to competing technologies and products, or that we will be able to compete successfully with our competitors.

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the   chemical business and product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, labor, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Nanchong Chunfei, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation

—	levying fines;

—	revoking our business license, other licenses or authorities;

—	requiring that we restructure our ownership or operations; and

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, [most] of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations, and we may become subject to forthcoming environmental regulations enacted in response to climate change. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

Our management believes that our factory standards meet the requirements of the China Government and local environmental laws and other related regulations, workers security regulations, Air Protection Law, Water Resources Protection Act, Resource Conservation Recovery Act, and so on. We have all licenses required for our production, and we have been in compliance with all applicable governmental laws and regulations.

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

In addition, future environmental regulations that are enacted in response to global and regional climate change could place additional burdens on our manufacturing operations.   Public attention has focused on the environmental impact of chemical manufacturing and the risk to neighbors of chemical releases from such operations. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. On May 29, 2007, SAFE released implementation rules for Circular 75, known as Circular 106.  Under Circular 106, the acquired PRC company may be prohibited from distributing dividends to its offshore acquirer if the PRC residents fail to register with SAFE in accordance with the requirement under Circular 75.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

            Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. We have been advised that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the Revised M&A Regulations, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM, SAFE, CSRC and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations.  The state issues to the land users the land use right certificate.  Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  We rely on these land use rights and the loss of such rights would have a material adverse effect on our company.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and substantially all  of our revenues is generated in China, substantially all of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, we may not be able to access Nanchong Chunfei’s funds which may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our operations.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China.  For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties.  The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake.  Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, in August 2010, the consumer price index went up by 3.5 percent year-on-year, or 0.2 percentage point higher over that in July 2010. The price grew by 3.4 percent in cities and 3.7 percent in rural areas. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  The implementation of such policies may impede economic growth.  In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In April 2006, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank, in addition to tighter credit and lending restrictions on banks, would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets may be in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a California corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Under the New EIT Law, we and Nanchong Chunfei may be classified as “resident enterprises” of China for tax purpose, which may subject us and Nanchong Chunfei PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define a de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and American Nano Delaware. Both us and American Nano Delaware have all members of management team located in China. If the PRC tax authorities determine that we or Nanchong Chunfei is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or American Nano Delaware receives from Nanchong Chunfei  will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose.  Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and American Nano is holding Nanchong Chunfei, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and income from assignment of property as well as other income subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of  an equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file a tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of  said PRC company.  Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where substantially all of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

—	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

—	the sickness or death of our key officers and employees, and

—	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

 Substantially all of our revenues are generated from sales in China.  The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Risk Related to Our Common Stock

The price at which our common stock has traded has been highly volatile.  From the October 1, 2007, the low and high sale prices of our common stock on the OTC Bulletin Board ranged from $0.11 to $2.19 per share.  Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline.   You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

·	actual or anticipated fluctuations in our annual and quarterly results of operations;

·	changes in securities analysts’ expectations;

·	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

·	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	conditions and trends in our industry;

·	general market, economic, industry and political conditions;

·	changes in market values of comparable companies;

·	additions or departures of key personnel;

·	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

·	future sales of equity or debt securities, including sales which dilute existing investors.

              We are authorized to issue up to 200,000,000 shares of common stock.  Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of December 19, 2010 there were 31,005,323 shares of common stock outstanding and warrants to purchase 2,000,000 shares of common stock. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 19 2010, we had approximately 31,005,323 shares of common stock outstanding. Of such shares of common stock 11,869,857 shares of common stock are held by affiliate stockholders. Under Rule 144, an affiliate stockholder who has satisfied  the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of August 23, 2010, 1% of our issued and outstanding shares of common stock was approximately 309,000 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospect us or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our principal shareholders have significant influence over us.

Our principal shareholders beneficially own or control approximately 47% of our outstanding shares prior to the private placement in March and June 2010. If these shareholders were to act as a group, they would have a substantial influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of our principal shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of  our principal shareholders may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to improve our internal control over financial reporting.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal controls over financial reporting, may have an adverse impact on the price of our common stock.

Additional Risks regarding expanding production facilities

1)      the Company may have a burden on liquidity

2)      the expanded capacity may result in too much inventory

3)      the Company may not be able to operate additional facility due to availability of production and support employees, raw materials

We are subject to regulatory compliance and quality assurance requirements at our production site in China. This site could be subject to ongoing, periodic, unannounced inspection by regulatory agencies to ensure compliance with governmental environmental regulations. In the event our production facility is damaged or destroyed or is subject to regulatory restrictions, our business prospects would be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Production and Facilities

All land in the PRC is government owned and may not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. Our land use right was originally acquired by Fachun Pu, our Chairman, Chief Executive and principal shareholder in September 2000 for the amount of $833,686 and was transferred to us as a capital investment. In fiscal year 2008, we paid a stamp tax in the amount  $69,539 to get a certificate of the land use right.

The land use right entitles us to the exclusive use of the property on which our facilities are located until July 2051.  Our facilities are located at the Chunfei Industrial Park, Gaoping, Nanchong, Sichuan province, in an economic development zone and is supplied with low-cost water, electricity, gas and communication facilities.  It has good transportation links with a location that is situated close to the Chengdu-to-Nanchong expressway, the Nanchong-to-Chongqing expressway and the Nanchong railway station.

Our main engineering plant includes a 3,500 square meter filtration plant of brick-concrete construction and two floors – the first floor is for bauxite slug filtration and the second floor is for the filtration of finished products.  Our manufacturing facilities includes a 1,500 square meter area which will be utilized for the construction of four Raymond mills and ancillary equipment. A Raymond mill is widely used in the chemical industry to grind and process powder.  We completed our new production line with a Raymond mill in the second quarter of 2009 with an annual capacity of 30,000. We are in the process of constructing additional facilities which will increase our annual capacity to 120,000 tons.  We are also in the process of constructing a 2,000 square meter machine repair plant, 15,000 square meters of offices and a cooling system to be installed in the plant ceiling.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. REMOVED AND RESERVED

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                (a) Market Information

Our common stock is currently quoted on the OTCBB under the symbol “ANNO”. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter Ended December 31, 2008	$2.00	$0.51
Quarter Ended March 31, 2009	$2.00	$0.55
Quarter Ended June 30, 2009	$1.23	$0.74
Quarter Ended September 30, 2009	$1.24	$0.41

Quarter Ended December 31, 2009	$1.05	$0.55
Quarter Ended March 31, 2010	$1.50	$1.00
Quarter Ended June 30, 2010	$2.19	$1.08
Quarter Ended September 30, 2010	$2.15	$1.51

(b) Shareholders

On December 19, 2010 there were approximately 1,190 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors (Item 1A).” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

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

Our core product, Micro Nano Silicon™, is an ultra fine crystal structured chemical that is used in the chemical industry as a substitute for phosphorus additives, as a reinforcing agent for the rubber industry, and for paint and cover agents for coatings in the paper-making industry. Presently, we focus only on the chemical industry. We believe Micro Nano Silicon is an effective non-phosphorus auxiliary cleaning agent and can compete with the most commonly used phosphorus-free auxiliary agent in synthetic detergents, 4A zeolite.

Recent Events

On June 23, 2010 the Company entered into a formal contract with Sichuan Juxing New Material Co, Ltd ("Sichuan Juxing") which will allow for the Company's product to be introduced into the construction industry as an enforcement and accelerator agent for cement. Below is the contract statistics between the Company and Sichuan Juxing,

Term	Volume By Ton	Price	Total Sales	Estimated Net Margin
24 months	2000 per month	$140 per ton	$6.7 million	20%

Based on its micro nano silicon technology, the Company is currently the only Chinese manufacturer who produces an enforcement and accelerator agent for cement. Micro nano silicon’s ability to operate as an accelerator agent under extremely high temperatures with a chemical rotary kiln allows customers to reduce their production costs as they are no longer required to use the more expensive lime rotary kilns. The patent for this application is currently being processed with the State Intellectual Property Bureau of China (application No: CN201010045739.X). Industry examination currently shows that micro nano silicon blend provides for an 18% increase in the compressive strength and a 47% increase in the flexural strength while decreasing the environmentally harmful effects that other industry products currently produce.

In September 2010, the Company announced that a new application of micro nano silicon as flame retardant additive to robber and plastic materials, have passed stringent flame retardancy standard test which means the application of micro nano silicon is expended into flame retardant additive market for robber and plastic materials.

Regarding the flame retardant additive industry, the booming Chinese economy is positively affecting many of the country’s major industries, including the robber and plastics industries. This, in turn, is driving the growth of plastics additives, particularly flame retardant chemicals. While halogenated products have traditionally dominated the market, holding approximately 90.0 percent share, rising environmental concerns could induce a shift away from these products. So in the meanwhile, in early 2000, the governmental ban on using certain additives boosted the demand for non-halogenated flame retardant additive product for robber and plastic markets.

The cost effectiveness and efficiency of non-halogenated flame retardants are leading many consumers to switch their choices to other applications. Plus, the non-halogenated flame retardant additive, are considered more environment-friendly than the currently dominant products. This has helped to develop the wider uptake and the new application of non- halogenated flame retardants in China. In 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons.

The Company believes manufacturing flame retardants based upon the micro nano silicon technology is a technologically and economically viable alternative to halogenated product. It is cost effective due to more flame retardancy and no need for a higher loading level. The Company will officially start to manufacture it at the beginning of 2011, and the Company is designing a production line that will ultimately yield production of approximately 30,000 tons per year. When exposed to flame, the Company’s non-halogen phosphate flame retardant product is a shown to be comparatively less toxic, with lower smoke density and minimally invasive odor when compared to its competitor’s products. Additionally, the Company’s non-halogen phosphate flame retardant additive features a lower specific gravity, lower loading levels and non-blooming help to exemplify the overall cost savings that benefit the user from importing products.

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

In our preparation of the financial statements for fiscal year 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 10 to the financial statements, to record a 100% allowance for our deferred tax assets.  This determination was based on the uncertainty that we would realize income taxable in the U.S. in future years; and

•
our determination, to record no allowance for doubtful accounts with respect to the accounts receivable owed by our two principal customers who, as described in Note 11 to the financial statements, contributed 77% of our revenue for the year.  The determination was based on the fact that the conclusions of our standard receivable testing procedures.

•	the fair value determination of derivatives liability, which including the assumptions used in the Black- Scholes option-pricing model risk free rate, volatility and dividend yield.

Revenue recognition

The Company utilizes the accrual method of accounting.  In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments by the customers and collection are reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the Renminbi, or RMB, the currency of the PRC. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, our consolidated balance sheets have been translated into U.S. dollars at the current exchange rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average exchange rates during the periods the transactions were recognized, and equity accounts are translated in historical exchange rate when the transactions took place. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of stockholders’ equity.

Asset and liability accounts at September 30, 2010 and September 30, 2009 were translated at 6.69116 RMB to $1.00 and at 6.8263 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for years ended September 30, 2010 and 2009 were 6.81185 RMB and 6.8344 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Noncontrolling interests

Noncontrolling interests result from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Inventories

Inventories consist of the raw materials packing supplies and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method. Stock-based compensation without vesting period is recognized as expense immediately.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on October 1, 2010 will not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-0, "Improving Disclosures about Fair Value Measurements" (the "Update"). The Update provides amendments to FASB Accounting Standards Codification ("ASC") 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

Results of Operations for Fiscal Year Ended September 30, 2010 Compared with the Fiscal Year Ended September 30, 2009

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

Revenues

Our revenues increased by 47% or $7,487,117 from $15,916,813 for the year ended September 30, 2009 to $23,403,930 for the year ended September 30, 2010. The increase in revenue is attributable to the fact that, as a result of increased market awareness of our product, we have been operating our Micro-Nano Silicon production line at full capacity.  Going forward, we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increase in our cost of goods sold was approximately proportionate to the increase in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $17,764,941 for the year ended September 30, 2010, representing an increase of $5,470,581 or 44% compared to the year ended September 30, 2009. Because the Company started to generate revenue from the construction material industry, whose gross margin is higher than that of detergent industry, our gross margin increased slightly during the year ended September 30, 2010, to 24% from 23% of the year earlier.

The Company is currently expanding its research and development capabilities, with a view to developing new markets for our core product.  Within the next several quarters, the Company expects to develop applications for Micro-Nano Silicon in industries other than the non-phosphate detergent market. Beginning in the third quarter of fiscal 2010, the Company commenced to distribute micro nano silicon as an accelerator for cement, thereby entering into construction material industry. Other potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement. These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would involve greater manufacturing cost than our current detergent product.  In the meantime, as we expand production of our detergent product, we are looking to manage our cost of goods sold more efficiently. In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 120,000 tons should enable us  to manage our cost ratio more efficiently, which could increase our gross profit accordingly.

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

Our SG&A expenses for the year ended September 30, 2010 and 2009 were $1,062,726 and $367,901 respectively. The increase of $694,825 or 189% was mainly caused by the extra cost incurred as a result of being a public company. Our SG&A expense for the year ended September 30, 2010 was about 4.5% of net sales, as compared to the 2% for the year ended September 30, 2009. The increase in the current fiscal year was entirely experienced in the third fiscal quarter, and primarily related to the expenses arising from consulting expenses, investor relation fee and legal fee, and compensation for directors. We expect that the recent financing will represent only the first step of a more intensive relationship with the U.S. capital markets. If that is the case, then SG&A expense in the future are likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focus on developing such uses as well as developing nano filitering technology and the production processes for our product.

We have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities. In addition, we maintain an in house research and development staff of eight employees.

For the years ended September 30, 2010, and 2009, we expended $82,934 and $19,074 respectively, on research and development.

We believe that the future success of our business depends upon our ability to improve our production processes and  develop additional uses for Micro Nano Silicon.  To avoid product obsolescence, we will continue to monitor technological changes in our industry as well as users' demands for new products. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future.  Although we believe that Micro Nano Silicon can be utilized in a number of industries, there can be no assurance that we will gain market acceptance of our products in such industries.

Other Income and Expense

In March and June 2010 we sold 4 million series B common stock purchase warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as a long-term derivative liability on our balance sheet.

As of September 30, 2010, the fair value of outstanding warrants was $5,097,483. The change in fair value of warrants and option in the amount of $3,102,455 was recorded as a change of fair value of derivative liabilities in the statement of operations.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  Income from operations totaled $4,493,329 and $3,235,478 for the years ended September 30, 2010 and 2009. This represented a $1,257,851 or 39% increase over income from operations of fiscal 2009. Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Our net income, on the other hand, is and will be impacted by our obligation to “mark-to-market” the fair value of our outstanding derivative securities.  For the year ended September 30, 2010, we realized net losses of $7,629,593, primarily due to the expenses attributable to our derivative securities.  In contrast, our net income for the year ended September 30, 2009 was not materially different from our income from operations in those periods, as we had no outstanding derivative securities. In future periods, therefore, until our derivative securities are terminated, our net income will be determined in large part by changes in the market price of our common stock. Perversely, as the market value of our company increases, so will our net loss.

In fiscal 2010, we demolished a portion of landscaping and pavement in order to continue the new construction. Also we demolished one floor of a building in construction in order to continue the construction after a long time held-up. Therefore, we recognized an impairment loss from fixed assets of $366,642 during the year ended September 30, 2010.

Liquidity and Capital Resources

	As of September 30,
	2010	2009
Cash and cash equivalents	$498,563	$164,876
Accounts receivable, net	574,956	1,050,852
Related party payable	780,946	483,502
Long-term loan	1,970,556	2,743,247
Working capital (deficiency)	$(1,599,927)	$893,146

At September 30, 2010 we had a working capital deficiency of $1,599,927. The current liabilities is primarily composed of construction security deposits totaling $1,241,935. We have also halved our accounts receivable which generates more cash for our business. At September 30, 2010 we had loans due to third parties in the aggregate principal amount of $2,751,502. The loans mature in 2012 and 2013. For most of this and the next fiscal year, therefore, besides working captial for construction in process, we will have no demands on our cash other than operations.

Our operations provided us $5,103,003 in cash during the year ended September 30, 2010. The $4,281,132 in income from operations that we recorded during the period was the primary source of cash from operations, although a reduction in accounts receivable and other receivable by $464,963 also contributed to the result. Offsetting those contributions, in part, was an increase of $45,440 in our tax payable and a decrease of $150,148 in our accrued expenses and other payables. In the year ended September 30, 2009, our operations provided us $2,285,575, despite operating income of $2,549,112. The disparity was primarily due to an increase in accounts receivable of $1,033,044.  Now that we have established relationships with our primary customers for the Micro-Nano Silicon detergent additive, we expect to collect our accounts receivable within the contracted periods.  Our operations should, therefore, remain cash positive for the foreseeable future.

The largest demand on our cash is our ongoing construction activities. Since the expected sales currently exceed our factory’s production capacity, it is crucial that we rapidly implement an expansion of our production lines. Toward that end we used $6,678,194 in cash to make additions to our factory during the year ended September 30, 2010.  In fiscal year 2009, by comparison, our construction activities used only $1,923,021.  We will continue to devote cash to expansion in the coming quarters, since the success of our business demands it.  The optimal situation will be to match cash from operations to cash used by investing activities, as we did in the fiscal 2010.  If the cash demands of our construction activities exceed our current resources and the contributions from future operations, we anticipate that cash can be obtained via secured lending as well as the resources of related parties.

Our financing activities in fiscal 2010 primarily consisted of the private placement $1,789,975 described earlier.  The placement contributed net proceeds of to our company.  During the same period we borrowed an additional $282,580  from related parties to fund short term cash needs. That amount largely offsets the cash needed to service our debt during the period, $226,224.  In comparison during fiscal 2009, our only significant financing activity was payment of debt service in the amount of $424,324.

The rapid growth in demand for our products has created a need for rapid expansion of our production capacity.  Future expansion, however, will require additional capital.  For that reason we continue to pursue opportunities for financing. We have at this time, however, no firm commitments for additional funds.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The total of contractual obligations and commitments does not include any payments made by us.

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$780,946	$-	$780,946	$—	$—
Loan payable to unrelated party	2,568,360	597,804	1,970,556	—	—
Construction security deposit	1,241,935	1,241,935	—	—	—
Total contractual obligations	$4,591,241	$1,839,739	$2,751,502	$—	$—

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN NANO SILICON TECHNOLOGIES, INC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms	F2-F3

Consolidated Balance Sheets as of September 30, 2010 and 2009	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for years ended September 30, 2010 and 2009	F-5

Consolidated Statements of Changes in Stockholders’ Equity for years ended September 30, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for years ended September 30, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F8-F27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Nano Silicon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Nano-Silicon Technologies, Inc. as of September 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2009. American Nano Silicon Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. as of September 30, 2009, and the results of its operations and its cash flows for the year ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey
December 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Nano Silicon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2010 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended September 30, 2010. American Nano Silicon Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2010, and the results of their operations and their cash flows for the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
Friedman LLP
Marlton, New Jersey
December 29, 2010

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
	As of September 30
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$498,563	$164,876
Accounts receivable, net	574,956	1,050,852
Inventory	193,633	230,007
Advance to suppliers	6,911	64,476
Deferred financing cost	65,000	-
Other receivables - related parties	-	499,670
Employee advances, net	7,478	17,494
Total Current Assets	1,346,541	2,027,375

Property, plant and equipment, net	17,030,142	10,944,991

Other assets:
Land use right, net	1,006,065	1,010,409
Long term loan to related party	337,759	-
Total other assets	1,343,824	1,010,409

Total Assets	$19,720,507	$13,982,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$292,426	$295,173
Short term loan	597,804	-
Taxes payable	470,321	415,664
Construction security deposits	1,241,935	-
Accrued expenses and other payables	343,983	423,392

Total Current Liabilities	2,946,469	1,134,229

Long-term liabilities
Construction security deposits	-	1,227,093
Long term Loan	1,970,556	2,743,247
Due to related parties	780,946	483,502
Warrant liabilities	5,097,483	-

Total Liabilities	10,795,454	5,588,071

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 30,900,067
and 26,578,767 issued and outstanding	3,090	2,658
Additional paid-in-capital	8,998,234	4,506,941
Accumulated other comprehensive income	1,121,464	801,708
Retained Earnings (Accumulated deficit)	(2,830,569)	1,752,414
Total American Nano Stockholders' Equity	7,292,219	7,063,721
Noncontrolling interest	1,632,834	1,330,983
Total Equity	8,925,053	8,394,704

Total Liabilities and Stockholders' Equity	$19,720,507	$13,982,775
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in US dollars)

	For the Years Ended
	September 30,
	2010	2009

Revenues	$23,403,930	$15,916,813

Cost of Goods Sold	17,764,941	12,294,361

Gross Profit	5,638,989	3,622,452

Operating Expenses
Research and development expense	82,934	19,074
Selling, general and administrative	1,062,726	367,901

Income from operations	4,493,329	3,235,478

Other Income and Expense
Interest expense	(32,766)	(32,658)
Loss on private placement	(4,527,138)	-
Change of fair value of derivative liabilities	(3,102,455)	-
Impairment loss from property and equipment	(366,642)	-
Other income (expense)	1,754	(97)
Total other expense	(8,027,247)	(32,756)

Income Before Income Taxes	(3,533,918)	3,202,722

Provision for Income Taxes	747,214	653,610

Net Income (Loss)	(4,281,132)	2,549,112

Less: net income attributable to the noncontrolling interest	301,851	187,230

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc.	(4,582,983)	2,361,882

Other comprehensive income (loss)
Foreign currency translation adjustment	319,756	(22,298)

Comprehensive Income (Loss)	$(4,263,227)	$2,339,584

Income (loss) per common share
Basic	$(0.16)	$0.09
Diluted	$(0.16)	$0.09

Weighted average number of common shares
Basic	28,373,412	26,568,520
Diluted	28,373,412	26,568,520
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in US dollars)

	Common Stock						Total
	par value $.0001		Additional	Accumulated Other Comprehensive	(Accumulated Deficit)Retained	Noncontrolling	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Interest	Equity

Balance at September 30, 2008	26,558,767	$2,656	$4,487,743	$824,006	$(609,468)	$1,149,667	$5,854,605

Stock based compensaction	20,000	2	19,198				19,200
Net income					2,361,882	187,230	2,549,112
Other comprehensive income, net of tax							-
Foreign currency translation adjustments				(22,298)		(5,914)	(28,213)

Balance at September 30, 2009	26,578,767	$2,658	$4,506,941	$801,708	$1,752,414	$1,330,983	$8,394,704

Stock based compensaction	121,300	12	169,629				$169,641
Stock issued in private placement	4,200,000	420	(210)				210
Net loss					(4,582,983)	301,851	(4,281,133)
Exercise of option			4,321,874				4,321,874
Other comprehensive income, net of tax							-
Foreign currency translation adjustments				319,756			319,756

Balance at September 30, 2010	30,900,067	$3,090	$8,998,234	$1,121,464	$(2,830,569)	$1,632,834	$8,925,053
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the year ended
	September 30
	2010	2009
Cash Flows From Operating Activities:
Net Income (Loss)	$(4,281,132)	$2,549,112
Adjustments to reconcile net income (Loss) to net cash
provided by operating activities:
Bad debt expense	35,712	-
Loss on private placement	4,527,138	-
Change of fair value of derivative liabilities	3,102,455	-
Impairment of property, plant and equipment	366,608	-
Depreciation and amortization	709,341	465,654
Stock based compensaction expense	169,641	19,200
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	464,963	(1,033,044)
Inventory	40,293	110,381
Employee advances	(2,174)	(16,612)
Advances to suppliers	57,826	126,949
Related party receivables	168,958	(150,488)
Increase (decrease) in -
Accounts payable	(142,146)	(154,275)
Construction security deposits	(9,771)	(11,706)
Advance from customers	-	(19,241)
Taxes payable	45,440	297,628
Accrued expenses and other payables	(150,148)	102,016
Cash provided by Operating Activities	5,103,003	2,285,575

Cash Flows From Investing Activities:
Additions to property and equipment	(6,678,194)	(1,923,021)

Cash used in investing activities	(6,678,194)	(1,923,021)

Cash Flows From Financing Activities
Proceeds from repayment of stocks	1,789,975	-
Proceeds from (repayment of )related party loans	282,580	(424,324)
Repayment of loans	(226,224)	-
Proceeds from long term loans	-	210,363
Cash provided by (used in) financing activities	1,846,331	(213,962)

Effect of exchange rate changes on cash and cash equivalents	62,546	89

Increase in cash and cash equivalents	333,687	148,682

Cash and Cash Equivalents - Beginning of the year	164,876	16,194

Cash and Cash Equivalents - End of the year	$498,563	$164,876

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$32,658
Income taxes	$724,724	$377,462
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIA STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”). The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals and Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”).

On August 26, 2006, ANNO acquired 95% interest of Nanchong Chunfei, a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Chunfei Chemicals, a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Hedi Medicines, also a Chinese company incorporated under the law of PRC on June 27, 2002.

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

Non-controlling interests

Non-controlling interests result from the consolidation of 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities and fair value of other financial instruments. Actual results could differ from those estimates.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 method to measure fair value of their warrant liability (see note 13c). The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in deposits and all highly liquid debt instruments with an original maturity of three months or less.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. The allowance for bad debt as of September 30, 2010 and 2009 are $21,891 and $0, respectively.

Inventory

Inventories consist of  raw materials and packing supplies. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. In fiscal 2010, we demolished a portion of landscaping and pavement in order to continue the new construction. Also, we demolished one floor of a building in construction in order to continue the construction after a long time held-up. Therefore, we recognized an impairment loss from fixed assets of $366,642 during the year ended September 30, 2010.

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

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $8,613 and $25,461 for the year ended September 30, 2010 and 2009, respectively.

Taxation

Enterprise income tax

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of September 30, 2010 and 2009 were $98,435 and $76,921, respectively.

Earnings (Loss) per share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of cash flows

In accordance with FASB issued Accounting Standards cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Foreign currency translation

The Company’s principal country of operations is in PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Equity accounts are translated in historical exchange rate when the transactions took place.

Asset and liability accounts at September 30, 2010 and September 30, 2009 were translated at 6.69116 RMB to $1.00 and at 6.8263 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for years ended September 30, 2010 and 2009 were 6.81185 RMB and 6.8344 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on October 1, 2010 will not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-0, "Improving Disclosures about Fair Value Measurements" (the "Update"). The Update provides amendments to FASB Accounting Standards Codification ("ASC") 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 3 – INVENTORY

The inventory consists of the following:

	As of September 30 2010	As of September 30, 2009
Raw materials	$62,678	$86,565
Packing supplies	33,325	30,084
Work-in-process	-	35,601
Finished goods	97,630	77,757

Total	$193,633	$230,007

Inventories are stated at the lower of cost or market. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made for the years ended September 30, 2010 and 2009.

Note 4– PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of September 30 2010	As of September 30 2009
Machinery & equipment	$4,759,665	$4,355,908
Plant & Buildings	4,846,581	4,937,211
Sub total	9,606,246	9,293,119

Less: accumulated depreciation	(1,349,642)	(697,190)
Add: construction in process	8,773,538	2,349,062

Property, plant and equipment	$17,030,142	$10,944,991

Depreciation expense for the years ended September 30, 2010 and 2009 was $685,024 and $ 441,416, respectively. In fiscal 2010, we demolished a portion of landscaping and pavement in order to continue the new construction. Also we demolished one floor of a building in construction in order to continue the construction after a long time help-up. Therefore, we recognized an impairment loss from fixed assets of $366,642 during the year ended September 30, 2010

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. The construction is expected to be completed and put in use in 2011. As of September 30, 2010 and September 30, 2009, the Company has spent a total of $8,773,538 and $2,349,062 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used. The management expects to invest another $3.5 million into the construction in process.

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

The details of loans to/from related parties are as follows:

	As of September 30,
	2,010	2,009
Receivable from Chunfei Daily Chemical	$-	$168,599
Loan to Chunfei Real Estate	337,759	331,071
Total Other Receivable- Related Parties	337,759	499,670

Loan From Chunfei Real Estate	$52,942	$46,956
Loan From Chunfei Daily Chemical	281,893
Loan From Pu, Fachun (shareholder)	437,891	429,220
Loan From other officer and employee	8,220	7,326
Total Due to Related Parties	780,946	483,502

Sichuan Chunfei Daily chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans from Mr. Pu and Daily Chemical bear no interest and are due on September 2012.

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

As  of September 30, 2010 and 2009, intangible assets consist of the following:

	2010	2009
Land use rights	$1,104,973	$1,083,092
Less: accumulated amortization	(98,908)	(72,683)

	$1,006,065	$1,010,409

The amortization expense from the years ended ended September 30, 2010 and 2009 was $24,317 and $24,237, respectively

NOTE 7– TAXES PAYABLE

The tax payable includes the following:

	As of September 30,
	2010	2009
Corporate income tax payable	$367,172	$337,498
Value-added tax payable	98,435	76,921
Others	4,714	1,245

Total tax payable	$470,321	$415,664

NOTE 8 - SHORT TERM AND LONG-TERM LOANS

The short-term and long-term loans include the following:

	As of September 30,
	2010	2009
a) Loan payable to Nanchong City Bureau of Finance
due on demand, a fixed interest rate of 0.465% per month	$597,804	$585,958

b) Individual loans from unrelated parties
bear no interest, maturing in 2011	-	112,799

c) Individual loans from unrelated parties
bear no interest, maturing in 2012	410,289	2,044,490

d) Individual loans from unrelated parties
bear no interest, maturing in 2013	1,560,267	-

Total	$2,568,360	$2,743,247

The Company recorded interest expenses of $32,766 and $32,658 for years ended September 30, 2010 and 2009, respectively.

NOTE 9 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delay and poor construction quality. The Company is expected to return deposits in year 2011 when the construction is expected to be completed.

The Company offers no interest on the security deposits. As of September 30, 2010 and 2009, the balance of the construction security deposits was $1,241,935 and $1,227,093, respectively.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China. Chunfei Chemical is a foreign invested entity located in the western of China, which enjoyed a tax holiday of 10% deduction from 2001 to 2010. Nanchong Chunfei was taxed at 12.5%, which was approved by local tax authority. Hedi Medicines was taxed at 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2010 and 2009:

	For the year ended September 30
	2010	2009
US statutory income tax rate	35.00%	35.00%
Foreign income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-18.20%	-5.60%
Non deductible item	30.69%	0.30%
Other Item	-58.64%	0.50%
Effective rate	-21.14%	20.2%
Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S. income tax purposes for the years ended September 30, 2010 and 2009. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $1,192,866 and $ 508,590 for the years ended September 30, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 and 2009, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the years ended September 30, 2010 and 2009 were $417,503 and $178,007, respectively.

The following table reconciles the changes of deferred tax assets for the years ended September 30, 2010 and 2009:

	As of September 30, 2010	As of September 30, 2009

Deferred tax asset-Beginning	$178,007	$-
Addition: loss carry-forward	239,496	178,007
Valuation allowance-Beginning	178,007	-
Addition: Valuation allowance	239,496	178,007

Deferred tax assets-net	$-	$-

Below is a summary of the tax years open for examination by major tax jurisdiction: U.S. Federal – 2007 and forward, U.S. States – 2003 and forward. The PRC income tax returns for fiscal year 2006 through fiscal year 2010 remain open for examination.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 77% of the net revenue for the year ended September 30, 2010, with each customer individually accounting for 35% and 42%, respectively. These two customers accounted 0% and 50% of the total accounts receivable as of September 30, 2010. Two major customers accounted for approximately 83% of the net revenue for the year ended September 30, 2009, with each customer individually accounting for 66% and 17%, respectively. These two customers accounted 46% and 41% of the total accounts receivable as of September 30, 2009.

One major vendor provided approximately 97% and 98% of the Company’s purchases of raw materials for the year ended September 30, 2010 and 2009, respectively.

None of the vendors and customers mentioned above is related party to the Company.

NOTE 12 – NONCONTROLLING  INTEREST

Noncontrolling interest represents the minority stockholders’ proportionate share of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine.

The Company’s controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of noncontrolling interest as of September 30, 2010 and 2009 is as follows:

	As of September 30
	2010	2009
Beginning Balance	$1,330,983	$1,149,667
Proportionate share of Net Income from Chunfei Chemical	249,212	108,636
Proportionate share of Net Loss from Hedi Medicine	(80,715)	(16,144)
Proportionate share of Net Income from Nanchong Chunfei	133,354	94,738

Add: Proportionate share of other comprehensive income	-	(5,914)

	$1,632,834	$1,330,983

NOTE 13 – STOCKHOLDERS’ EQUITY

A. Stock issued for consulting services

On March 4, 2010, 47,786 shares of restricted common stock were issued as partial compensation to one director and one officer for certain consulting services provided to the Company.  A total of $57,343, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Operations as a part of general and administrative expenses.

On April 8, 2010, 60,000 shares of restricted common stock were issued to an investor relations company as compensation for the service rendered to the Company. A total of $90,000, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Operations as a part of general and administrative expenses.

On April 29, 2010, 13,514 shares of restricted common stock were issued to the Company’s independent director as compensation for the service rendered to the Company. A total of $22,298, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Operations as a part of general and administrative expenses.

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

C. Loss on Private Placement

The Series B Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Series B Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. As a result of its interpretation, the Company concluded  that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution?? provision.

The Company calculated the fair value of the Series B warrants and option at March 26, 2010 (date of grant) to be $1,830,565 and $3,566,572, respectively, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.64%, volatility of 127.39%, dividend yield of 0%, and expected term of 3 years for the warrants and 4 months for the option. The excess of the fair values of the warrants and option over the net proceeds received of $870,000 was charged to loss on private placement in the statement of operations.

On June 10, 2010, the investors exercised the option granted and purchased an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for additional $1,000,000. The option was revalued and the change of value compared to that of March 31, 2010 was charged to other expense for the three months ended June 30, 2010. The Company calculated the fair value of the warrants issued at June 10, 2010 (date of grant) to be $3,349,307, using the Black-Scholes option-pricing model using the following assumptions: risk free rate of return of 1.27%, volatility of 129.57%, dividend yield of 0%, and expected term of 3 years for the warrants. The excess of the fair values of the Series B Warrants over the net proceeds received of $919,975 was charged to loss on private placement in the statement of operations.

As of September 30, 2010, the fair value of outstanding warrants was $5,097,483. The change in fair value of warrants in the amount of $82,389 was recorded as a change of fair value of derivative liabilities in the statement of operations.

During the year ended September 30, 2010 the Company’s warrant liability accounts changed as followed:

	Warrants	Option
Opening balance	$-	$-
Issued in 2010	5,179,872	3,566,572
(Income) Loss included in earnings	$(82,389)*	3,184,844*
Exercised in 2010	-	6,751,416
Closing balance	$5,097,483	-
_______________
* Reported on Consolidated Statements of Income and Other Comprehensive Income: Other Income (Expenses): Change in Fair Value of derivative liabilities

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$1.50	2,000,000	2.48	$1.50	2,000,000	$1.50
$1.50	2,000,000	2.69	1.50	2,000,000	1.50
	4,000,000	2.58	$1.50	4,000,000	$1.50

NOTE 14 – Earnings (loss) Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended September 30, 2010 and 2009:

	2010	2009
Net income (loss) for basic earnings (loss) per share	$(4,582,983)	$2,361,882
Weighted average shares used in basic computation	28,373,412	26,568,520
Earnings (loss) per share:
Basic	$(0.16)	$0.09

Diluted earnings per share
	2010	2009
Net income (loss) for diluted earnings (loss) per share	$(4,582,983)	$2,361,882
Weighted average shares used in basic computation	28,373,412	26,568,520
Diluted effect of warrants	-	-
Weighted average shares used in diluted computation	28,373,412	26,568,520

Earnings(loss) per share:
Diluted	$(0.16)	$0.09

For the year ended September 30, 2010, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	56	CEO, CFO, President
Zhang Qiwei	39	Director
Zhang Changlong	55	Director
Robert J. Fanella	58	Director
He Ping	38	Director
Lü Shuming	67	Director
Liu Dechun	35	Director

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

Zhang Qiwei, Director, 39 years old, was appointed as a new director of American Nano Silicon Technologies, Inc. on July 8, 2010. Mr. Zhang has served as as the general manager of Nanchong Chunfei Nano Silicon Technology Co Ltd, subsidiary of American Nano Silicon Technology, since early 2003. From 1999 to 2002, Mr. Zhang was the chief technical officer of Nanchong Chunfei Investment Group. Before joining Nanchong Chunfei Investment Group, Mr. Zhang earned his undergraduate degree in Chemical Engineering from Sichuan University, and he graduated in 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2010,

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun. There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2009 exceeded $100,000.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary(USD)	Bonus	Other Annual Compensation
Pu Fachun Director, President, CEO, CFO	2010	$10,000	—	—
	2009	$10,000	—	—
	2008	$10,000	—	—

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

	Number of	Percentage of
Name of Beneficial Holder	Shares	Class
Pu Fachun, President/CEO/CFO/Director	7,235,714	27.9%
Zhang Changlong, Director	0	0%
Robert J. Fanella	20,000	0.07%
He Ping	0	0%
Lü Shuming	0	0%
Liu Dechun	0	0%
All Directors and Officers as a group	11,869,857	46.7%

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

The details of loans to/from related parties are as follows:

	As of September 30,
	2,010	2,009
Receivable from Chunfei Daily Chemical	$-	$168,599
Receivable from Chunfei Real Estate	337,759	331,071
Total Other Receivable- Related Parties	337,759	499,670

Loan From Chunfei Real Estate	$52,942	$46,956
Loan From Zhang Qiwei (shareholder)	281,893
Loan From Pu, Fachun (shareholder)	437,891	429,220
Loan From other officer and employee	8,220	7,326
Total Due to Related Parties	780,946	483,502

Sichuan Chunfei Daily chemicals Co. Ltd and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans bear no interest and are due in the year 2011.

Director Independence

The following members of the Company’s Board of Directors are independent directors, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market:  Robert J. Fanela, He Ping, Le Shuming and Liu Dechun.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by Friedman, LLP, for the audit of our annual financial statements and review of financial statements for the fiscal year ended September 30, 2010 was $75,000. The aggregate fees billed from professional services rendered by Bagell Josephs, Levine & Company, LLC, for the audit of our annual financial statements and review of financial statements for the fiscal year ended September 30, 2009 was $75,000.

Audit-Related Fees

Friedman, LLP did not render any audit-related services to us for the fiscal year ended September 30, 2010.
Bagell Josephs, Levine & Company, LLC did not render any audit-related services to us for the fiscal year ended September 30, 2009.

Tax Fees

Friedman, LLP did not render any tax services to us for the fiscal year ended September 30, 2010.
Bagell Josephs, Levine & Company, LLC did not render any tax services to us for the fiscal year ended September 30, 2009.

All Other Fees

Friedman, LLP did not render any other services to us for the fiscal year ended September 30, 2010.
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

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on December 29, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer

/s/ Zhang Qiwei
Zhang Qiwei,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
Heping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director