Form 10-Q
period 2010-12-31
American Nano Silicon Technologies, Inc.
filed 2011-02-17
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-52940

American Nano Silicon Technologies, Inc.
(Name of Registrant in its Charter)

California	33-0726410
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

     1 Nangan Dao Chunfei Road, Jialing District, Nanchong Sichuan, 637005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-817-3634888

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

As of February 16, 2011, 31,005,323 shares of common stock, par value $0.0001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31	As of September 30
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$459,142	$498,563
Accounts receivable, net	663,104	574,956
Inventory	385,759	193,633
Advance to suppliers	1,150,439	6,911
Deferred financing cost	65,000	65,000
Prepaid expense and other receivables	70,151	-
Employee advances, net	8,777	7,478
Total Current Assets	2,802,372	1,346.541

Property, plant and equipment, net	17,108,361	17,030,142

Other assets:
Land use rights, net	1,013,348	1,006,065
Long term loan to related party	115,112	337,759
Total other assets	1,128,460	1,343,824

Total Assets	$21,039,193	$19,720,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$94,925	$292,426
Short term loan	605,849	597,804
Taxes payable	449,483	470,321
Construction security deposits	1,257,133	1,241,935
Accrued expenses and other payables	307,403	343,983
Total Current Liabilities	2,714,793	2,946,469

Long-term liabilities
Long term Loan	1,997,075	1,970,556
Due to related parties	796,995	780,946
Warrant liabilities	3,613,087	5,097,483

Total Liabilities	9,121,950	10,795,454

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,005,323
and 30,900,067 shares issued and outstanding	3,101	3,090
Additional paid-in-capital	9,209,123	8,998,234
Accumulated other comprehensive income	1,319,789	1,121,464
Retained Earnings (Accumulated deficit)	(351,119)	(2,830,569)
Total American Nano Stockholders' Equity	10,180,894	7,292,219
Noncontrolling interest	1,736,349	1,632,834
Total Equity	11,917,243	8,925,053

Total Liabilities and Stockholders' Equity	$21,039,193	$19,720,507
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three months Ended
	December 31
	2010	2009

Revenues	$5,929,436	$4,154,011

Cost of Goods Sold	4,458,559	3,198,663

Gross Profit	1,470,877	955,348

Operating Expenses
Research and development expense	-	4,732
Selling, general and administrative	170,983	52,238

Income from operations	1,299,894	898,378

Other Income and Expense
Interest expense	(8,165)	(32,692)
Change in fair value of warrant liabilities	1,484,396	-
Total other expense	1,476,231	(32,692)

Income Before Income Taxes	2,776,125	865,686

Provision for Income Taxes	193,160	146,918

Net Income	2,582,965	718,768

Less: net income attributable to the noncontrolling interest	103,515	46,665

Net Income attributable to American Nano silicon Technologies, Inc	2,479,450	672,103

Other comprehensive income (loss)
Foreign currency translation adjustment	198,325	(665)

Comprehensive Income	$2,677,775	$671,438

Income per common share
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

Weighted average number of common shares
Basic	30,989,306	26,578,767
Diluted	31,607,119	26,578,767
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	December 31
	2010	2009

Cash Flows From Operating Activities:
Net Income	$2,582,965	$718,768
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Change in fair value of warrant liabilities	(1,484,396)	-
Depreciation and amortization	155,957	145,352
Stock based compensaction expense	210,900
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(70,765)	(653,969)
Inventory	(187,999)	148,477
Employee advances	(1,187)	(190)
Advances to suppliers	(1,134,258)	46,896
Prepaid expense and other receivables	(79,151)
Related party receivables	225,370	57,072
Increase (decrease) in -
Accounts payable	(199,820)	(173,434)
Construction security deposits	(1,502)	(6,202)
Advance from customers	-	5,859
Taxes payable	(26,949)	(50,154)
Accrued expenses and other payables	(40,326)	(19,972)
Cash provided by (used in) Operating Activities	(51,161)	218,503

Cash Flows From Investing Activities:
Additions to property and equipment	-	(48,383)

Cash used in investing activities	-	(48,383)

Cash Flows From Financing Activities
Proceeds from related party loans	5,495	10,399
Repayment of long term loans	-	(92,275)
Cash provided by (used in) financing activities	5,495	(81,876)

Effect of exchange rate changes on cash and cash equivalents	6,245	(12)

Increase (decrease) in cash and cash equivalents	(39,421)	88,232

Cash and Cash Equivalents - Beginning of the year	498,563	164,876

Cash and Cash Equivalents - End of the year	$459,142	$253,108

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$241,660	$213,106
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

The Company, through its operating subsidiaries in the People's Republic of China (“PRC”), Nanchong Chunfei Nano Silicon Technologies Co., Ltd, Sichuan Chunfei Refined Chemicals Co., Ltd, and Sichuan Hedi Veterinary Medicines Co., Ltd, is primarily engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of September 30, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

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

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities and fair value of other financial instruments. Actual results could differ from those estimates.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 method to measure fair value of their warrant liability (see note 13), since quoted price for similar instrument in active markets is not available. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in deposits and all highly liquid debt instruments with an original maturity of three months or less.

Accounts receivable, Net

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. The allowance for bad debt as of December 31, 2010 and September 2010 were $22,186 and $21,891, respectively.

Inventory

Inventory consists of  raw materials, packing supplies, work-in-process, and finished goods. Inventory is valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made for the three months ended December 31, 2010 and 2009.

Property, plant & equipment

Property, plant and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation and amortization are calculated using the straight-like method over the following useful lives:

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company's new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. No impairment exists as of December 31, 2010.

Advances to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made. The following is the detail of advance payment to vendors:
	As of December 31, 2010	As of September 30, 2010

Raw material purchase	$208,345	$6,911
Equipment purchase	260,515	-
Plant construction	575,556
Other services	106,023	-

Total	1,150,439	6,911

Revenue recognition

In accordancewith the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and payments of the customers and collection are reasonably assured.  Payments received, if any, before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 3,154 and $2,608 for the three months ended December 31, 2010, and 2009, respectively.

Taxation

Enterprise income tax

The Company will account for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has provided full valuation allowance for the deferred tax assets as of December 31, 2010 and September 30, 2010.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People's Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of December 31, 2010 and September 30, 2010 was $120,140 and $98,435, respectively, and is included in taxes payable.

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

Statement of cash flows

In accordance with GAAP cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receviables, advances to suppliers and other receivables arising from its normal business activities. The Company does not require collateral or other security to support these receivables.  The Company routinely assesses the financial strength of its debtors and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts.

Foreign currency translation

The Company's principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Equity accounts are translated in historical exchange rate when the transactions took place.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations, if any, are included in condensed consolidated statement of income and other comprehensive income.

Note 3 – INVENTORY

The inventory consists of the following:

	As of December 31, 2010	As of September 30, 2010
Raw materials	$275,307	$62,678
Packing supplies	23,273	33,325
Finished goods	87,179	97,630

Total	$385,759	$193,633

Note 4– PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of December 31 2010	As of September 30 2010
Machinery & equipment	$4,823,718	$4,759,665
Plant & Buildings	4,991,803	4,846,581
Sub total	9,735,521	9,606,246

Less: accumulated depreciation	(1,518,768)	(1,349,642)
Add: construction in process	8,891,608	8,773,538

Property, plant and equipment	$17,108,361	$17,030,142

Depreciation expense for the three months ended December 31, 2010 and 2009 was $149,751 and $ 139,302, respectively.

The construction is expected to be completed and put in use in 2011. As of December 31, 2010 and September 30, 2010, the Company has spent a total of $8,891,608 and $8,773,538 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.  The management expects to invest another $3.5 million into the construction in process.

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

The details of loans to/from related parties are as follows:

	As of December 31, 2010	As of September 30, 2010
Loan to Chunfei Real Estate	$115,111	$337,759
Total Other Receivable- Related Parties	115,111	337,759

Loan From Chunfei Real Estate	$53,654	$52,942
Loan From Chunfei Daily Chemical	291,226	281,893
Loan From Pu, Fachun (shareholder)	443,784	437,891
Loan From other officer and employee	8,331	8,220
Total Due to Related Parties	796,995	780,946

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the Company. The loans from Mr. Pu and Daily Chemical bear no interest and are due on September 2012.

NOTE 6 - LAND USE RIGHTS, NET

All land in the People's Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax which amounting to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2010 and September 30, 2009, intangible assets consist of the following:

	December 31, 2010	September 30, 2010
Land use rights	$ 1,119,843	$ 1,104,973
Less: accumulated amortization	(106,495)	(98,908)

	$ 1,013,348	$ 1,006,065

The amortization expense from the three months ended December 31, 2010 and 2009 was $6,206 and $6,050, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:
	As of December 31, 2010	As of September 30, 2010
Corporate income tax payable	$323,301	$367,172
Value-added tax payable	120,140	98,435
Others	6,042	4,714

Total taxes payable	$449,483	$470,321

NOTE 8 –SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	As of December 31, 2010	As of September 30, 2010
a) Short term loan payable to Nanchong City Bureau of Finance
due on demand, a fixed interest rate of 0.465% per month	$605,849	$597,804

b) Long term individual loans from unrelated parties
bear no interest, maturing in 2012	415,810	410,289

c) Long term individual loans from unrelated parties
bear no interest, maturing in 2013	1,581,265	1,560,267

Total	$2,602,924	$2,568,360

The Company accrued interest expense of $8,384 and $8,173 for the three months ended December 31, 2010 and 2009, respectively.

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

The Company offers no interest on the security deposits. As of December 31, 2010 and September 30, 2010, the balance of the construction security deposits was $1,257,133 and $1,241,935, respectively.

NOTE 10 – INCOME TAXES

The Company's subsidiaries are governed by the Income Tax Law of the People's Republic of China. Chunfei Chemical is a foreign invested entity located in the western of China, which enjoyed a tax holiday of 10% deduction from 2001 to 2010. Nanchong Chunfei was taxed at 12.5%, which was approved by local tax authority. Hedi Medicines was taxed at the 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended December 31, 2010 and 2009:

	For the three months ended December 31
	2010	2009
US statutory income tax rate	35.00%	35.00%
Foreign income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-5.88%	-13%
Non deductible item	-12.35%	-
Other Item	0.19%	5%
Effective rate	6.96%	17%
Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S. income tax purposes for the three months ended December 31, 2010. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $1,283,702 and $ 1,192,866 as of December 31, 2010 and September 30, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of December 31, 2010 and September 30, 2010, respectively for the temporary difference related to the loss carry-forwards.

The following table reconciles the changes of deferred tax assets for the three months ended December 31, 2010 and 2009:

	As of December 31, 2010	As of December 31, 2009
Deferred tax asset-Beginning	$417,503	$178,007
Addition: loss carry-forward	31,793
Valuation allowance-Beginning	417,503	178,007
Addition: Valuation allowance	31,793

Deferred tax assets-net	$-	$-

NOTE 11 – CONCENTRATION OF RISKS

Four major customers accounted for approximately 90.5% of the net revenue for the three months ended December 31, 2010, with customers individually accounting for 41.5%, 27.5%, 11.3% and 10.2%, respectively. Two major customers accounted for approximately 85% of the net revenue for the three months ended December 31, 2009, with each customer individually accounting for 52% and 33%, respectively.

One major vendor provided approximately 99% and 95% of the Company's purchases of raw materials for the three months ended December 31, 2010 and 2009, respectively.

None of the vendors and customers mentioned above is related party to the Company.

NOTE 12 – NONCONTROLLING  INTEREST

Noncontrolling interest represents the minority stockholders' ownership of 5% of the equity of Nanchong Chunfei, 14.5% of the equity of Chunfei Chemical and 21.34% of equity of Hedi Medicine. The Company's controlling interest requires that Nanchong Chunfei, Chunfei Chemical and Hedi Medicine’s operations be included in the Company’s Consolidated Financial Statements.

A reconciliation of noncontrolling interest as of December 31, 2010 and 2009 is as follows:

	As of December 31,
	2010	2009
Beginning Balance	$1,632,834	$1,330,983
Proportionate share of Net Income from Chunfei Chemical	73,065	25,027
Proportionate share of Net Loss from Hedi Medicine	(5,003)	(7,406)
Proportionate share of Net Income from Nanchong Chunfei	35,453	29,044

Add: Proportionate share of other comprehensive income	-	(128)

	$1,736,349	$1,377,520

NOTE 13 – Warrants liability

In March and June 2010, the Company issued 4,200,000 shares of common stock and 4,000,000 Warrants to purchase Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

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

NOTE 13 – Warrant liability

During the three months ended December 31, 2010, the Company's warrant liability accounts changed as followed:

Warrants
Opening balance	$5,097,483
Issued in 2011	-
(Income) Loss included in earnings*	$(1,484,396)
Exercised in 2010	-
Closing balance	$3,613,087

* Reported on Consolidated Statements of Income and Other Comprehensive Income: Other Income (Expenses): Change in Fair Value of derivative liabilities
The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$1.50	2,000,000	2.27	$1.50	2,000,000	$1.50
$1.50	2,000,000	2.48	1.50	2,000,000	1.50
	4,000,000	2.37	$1.50	4,000,000	$1.50

NOTE 14 – Stockholders' Equity

A. Stock issued for consulting services

In October, 2010, 10,256 shares of restricted common stock were issued to the Company’s independent director as compensation for the service from October 2010 to March 2011 A total of $20,000, which represents the fair value of the service, was included in common stock and additional paid-in capital. $10,000 was expensed and included in the Statements of income as a part of general and administrative expenses and $10,000 is recorded in prepaid expense.

In October, 2010, 15,000 shares of restricted common stock were issued as partial compensation to a consultant for services provided to the Company for the year ended September 30 2010.  The service was valued at $30,900, which was included in common stock and additional paid-in capital. Accrued expense was reduced by the same amount.

In October 2010, 60,000 shares were issued to the Company’s investor relation agent for the service from October 2010 to March 2011. A total of $120,000, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $60,000 was expensed and included in the Statements of income as a part of general and administrative expenses and $60,000 is recorded in prepaid expense.

In October, 2010, 20,000 shares were issued to a law firm for the service performed for the registration statements filing. A total of $40,000 was included in common stock and additional paid-in capital and accrued expense was reduced by the same amount.

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended December 31, 2010 and 2009:

	2010	2009
Net income (loss) for basic earnings (loss) per share	$2,549,450	$672,103
Weighted average shares used in basic computation	30,989,306	26,578,767
Earnings (loss) per share:
Basic	$0.08	$0.03

Diluted earnings per share
	2010	2009
Net income (loss) for diluted earnings (loss) per share	$2,549,450	$672,103
Weighted average shares used in basic computation	30,989,306	26,578,767
Diluted effect of warrants	617,813	-
Weighted average shares used in diluted computation	31,607,119	26,578,767

Earnings(loss) per share:
Diluted	$0.08	$0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in  Section 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 entitled “Risk Factors.”  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Overview

The Company is primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiary, Chunfei Chemicals. Nanchong Chunfei’s business scope is production and sale of Micro Nano Silicon products.

Our core product, Micro Nano Silicon is an ultra fine crystal structured chemical that is used in the chemical industry as a substitute for phosphorus additives, as a reinforcing agent for the rubber industry, and for paint and cover agents for coatings in the paper-making industry. Presently, we focus only on the chemical industry. We believe Micro Nano Silicon is an effective non-phosphorus auxiliary cleaning agent and can compete with the most commonly used phosphorus-free auxiliary agent in synthetic detergents, 4A zeolite.

Results of Operations

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In the second half of 2009, the construction of our Micro-Nano Silicon product line was officially complete, with a production capacity of 30,000 tons annually. Currently we are planning to further expand our current capacity from 30,000 ton to 120,000 ton per year. As of December 31, 2010, our full production capacity was 41,500 ton per year.

Revenues

Our revenues increased by 43% to $5,929,436 for the quarter ended December 31, 2010. The increase in revenue is attributable to the fact that, as a result of increased market awareness of our product, we have been operating our Micro-Nano Silicon production line at full capacity, producing product for both the detergent and the cement industries, whereas we only produced for the detergent industry in the quarter ended December 31, 2009.

During the quarter ended December 31, 2010, our revenue from the operation of accelerator additive for cement was $870,289, presenting for approximately 15% of the total revenue for the quarter. During the quarter ended December 31, 2009, we did not have this business section with gross margin rate as compare to our detergent and detergent additive section. This is another reason for our increased revenue. As of right now, in China, the increasing number of infrastructure projects drives the demand for cement and other construction materials. In 2010, approximately two billion square meters of cement were produced in China, approximately half of worldwide production. Our management believes that e will be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers' compliance with energy saving regulations.

Going forward, we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increase in our cost of goods sold was approximately proportionate to the increase in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $4,458,559 for the quarter ended December 31, 2010, representing an increase of $1,259,896 or 39% compared to the quarter ended December 31, 2009. Because the Company started to generate revenue from the construction material industry, whose gross margin is higher than that of detergent industry, our gross margin increased slightly during the quarter ended December 31, 2010, to 25% from 23% of the year earlier. This slight increase of 2% is not material. The mainly reason is that the company expanded its production capacity and the scale of economy effect positively affect the GP margin.

In October 2010, the company's product line for one of our micro nano silicon based powder product stoped for production for repair and maintainence. Our gross margin in Oct is consistent with the fact that with the same fixed cost, lower production will ramp up the gross margin. In November and December 2010, we makeup the lower increasing in production. So the overall sales by the gross profit is consistent.

Within the next several quarters, the Company expects to develop applications for Micro-Nano Silicon in industries other than the non-phosphate detergent market. Beginning from the third quarter of fiscal 2010, the Company commenced to distribute micro nano silicon as an accelerator for cement, thereby entering into construction material industry. Other potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement. These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would involve greater manufacturing cost than our current detergent product.  In the meantime, as we expand production of our detergent product, we are looking to manage our cost of goods sold more efficiently. In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 120,000 tons should enable us  to manage our cost ratio more efficiently, which could increase our gross profit accordingly.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses, include expenses associated with salaries and other expenses related to marketing and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we require for short durations of time to avoid unnecessary hiring of full-time staff.

Our SG&A expenses for quarters ended December 31, 2010 and 2009 were $170,893 and $52,238 respectively. The increase of $118,745 or 227% was mainly caused by the extra cost incurred as a result of being a public company. Our SG&A expense for the quarter ended December 31, 2010 was about 3% of net sales, as compared to the 1% for the prior quater. The increase was primarily related to the expenses arising from consulting expenses, investor relation fee and legal fee, and compensation for directors. We expect that the recent financing will represent only the first step of a more intensive relationship with the U.S. capital markets. If that is the case, then SG&A expense in the future are likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

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

For the quarters ended December 31 2010 and 2009, we expended $0 and $4,732 respectively, on research and development.

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

Other Income and Expense

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as a warrant liabilities on our balance sheet.

As of December 31, 2010, the fair value of outstanding warrants was $3,613,087. The change in fair value of warrants and option in the amount of $1,484,396 was recorded as other income: change of fair value of derivative liabilities in the statement of operations.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  Our net income totaled $2,582,965. This represented a $1,864,197 or 259% increase over income from operations for the first quarter of the prior year. Aside from the income from our operations, there was other income of $1,484,396 from the change of fair value of the derivative liabilities. Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Liquidity and Capital Resources

At December 31, 2010 we had a working capital of $87,579. The current liabilities is primarily composed of construction security deposits totaling $1,257,133. At December 31, 2010 we had loans due to third parties in the aggregate principal amount of $1,997,075. The loans mature in 2012 and 2013. The Company expects that it will need to invest an additional $3.5 million during calendar year 2011 to complete construction and place these assets into service. It is expected that cash flow from operations will be sufficient to fund this. If not, the Company will seek additional capital resources, such as bank loans or an equity raise, to fund those obligation. We will have no other demands on our cash other than operations. The Company has sufficient liquidity for the next twelve months.

The cash used in our operations was $51,161 during the quarter December 31, 2010. Our operations used cash, despite net income for the quarter of $2,582,965, because we advanced $1,134,258 to suppliers to serve a dedicated flow of raw materials and the construction. In addition, $1,484,396 of our net income was attributable to a non-cash event, the reduction in value of our outstanding warrants.

For the quarter ended December 30, 2010, we did not have cash flows from the investing activities. Our financing activities in the quarter ended December 31, 2010 was entirely the procees of $5,495 from the related party loans.

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

In our preparation of the financial statements for fiscal year 2010, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
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

ITEM 4.  EVALUATION OF CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : February 17, 2011	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial Officer