Form 10-Q
period 2011-05-09
American Nano Silicon Technologies, Inc.
filed 2011-05-20
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, 31,857,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31	As of September 30
	2011	2010

ASSETS
Current assets:
Cash	$333,824	$498,563
Accounts receivable, net	479,238	574,956
Inventory	108,810	193,633
Advance to suppliers	-	6,911
Deferred financing cost	65,000	65,000
Prepaid expense and other receivables	172,119	-
Employee advances, net	3,853	7,478
Total Current Assets	1,162,844	1,346,541

Property, plant and equipment, net	20,165,288	17,030,142

Other assets:
Land use rights, net	1,015,352	1,006,065
Long term receivable from related party	116,056	337,759
Total other assets	1,131,408	1,343,824

Total Assets	$22,459,540	$19,720,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$49,080	$292,426
Short term loan	610,818	597,804
Taxes payable	444,252	470,321
Construction security deposits	1,267,444	1,241,935
Accrued expenses and other payables	322,365	343,983

Total Current Liabilities	2,693,960	2,946,469

Long-term liabilities
Long term Loan	1,946,265	1,970,556
Due to related parties	816,182	780,946
Warrant liabilities	4,237,050	5,097,483

Total Liabilities	9,693,457	10,795,454

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,155,323
and 30,900,067 shares issued and outstanding	3,116	3,090
Additional paid-in-capital	9,396,608	8,998,234
Accumulated other comprehensive income	1,459,309	1,121,464
Retained Earnings (Accumulated deficit)	58,879	(2,830,569)
Total American Nano Stockholders' Equity	10,917,912	7,292,219
Noncontrolling interest	1,848,171	1,632,834
Total Equity	12,766,083	8,925,053

Total Liabilities and Stockholders' Equity	$22,459,540	$19,720,507
                                                                                                                The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31		March 31
	2011	2010	2011	2010

Revenues	$6,265,556	$4,870,142	$12,194,992	$9,024,153

Cost of Goods Sold	4,749,509	3,727,974	9,208,068	6,926,637

Gross Profit	1,516,047	1,142,168	2,986,924	2,097,516

Operating Expenses
Research and development expense	-	2,986	-	7,718
Selling, general and administrative	159,149	187,190	330,132	239,428

Income from operations	1,356,898	951,992	2,656,792	1,850,369

Other Income and (Expense)
Interest expense	(8,215)	-	(16,380)	(32,692)
Loss on private placement	-	(3,769,051)	-	(3,769,051)
Change in fair value of warrant liabilities	(623,963)	(1,223,366)	860,433	(1,223,366)
Impairment loss from proerty, plant and equipment		(189,574)		(189,574)
Total other (expense)	(632,178)	(5,181,991)	844,053	(5,214,683)

Income Before Income Taxes	724,720	(4,229,999)	3,500,845	(3,364,313)

Provision for Income Taxes	202,900	175,231	396,060	322,149

Net Income (Loss)	521,820	(4,405,230)	3,104,785	(3,686,462)

Less: net income attributable to the noncontrolling interest	111,822	20,256	215,337	66,921

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	409,998	(4,425,486)	2,889,448	(3,753,383)

Other comprehensive income (loss)
Foreign currency translation adjustment	139,520	1,525	337,845	870

Comprehensive Income	$549,518	$(4,423,961)	$3,227,293	$(3,752,513)

Income (Loss) per common share
Basic	$0.01	$(0.17)	$0.09	$(0.14)
Diluted	$0.01	$(0.17)	$0.09	$(0.14)

Weighted average number of common shares
Basic	31,032,289	26,686,436	31,010,413	26,632,304
Diluted	31,105,588	26,748,470	31,010,413	26,663,050

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	March 31
	2011	2010

Cash Flows From Operating Activities:
Net Income (loss)	$3,104,785	$(3,686,462)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for bad debt allowance	4,626	17,151
Loss on private placement	-	3,769,051
Change in fair value of warrant liabilities	(860,433)	1,223,366
Impairment loss from proerty, plant and equipment	-	189,574
Depreciation and amortization	337,461	290,716
Stock based compensaction expense	398,400	57,343
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	107,098	546,356
Inventory	88,103	190,183
Employee advances	(876)	(6,300)
Advances to suppliers	6,987	(647,781)
Prepaid expense and other receivables	(172,118)	-
Receviable from related party	226,649	215,521
Increase (decrease) in -
Accounts payable	(247,088)	(203,037)
Construction security deposits	(1,511)	(6,201)
Taxes payable	(35,926)	(6,745)
Accrued expenses and other payables	(27,788)	(101,069)
Cash provided by Operating Activities	2,928,369	1,841,666

Cash Flows From Investing Activities:
Additions to property and equipment	(3,060,333)	(1,967,702)

Cash used in investing activities	(3,060,333)	(1,967,702)

Cash Flows From Financing Activities
Proceeds from issuance of stock	-	870,000
Proceeds from related party loans	18,044	90,180
Repayment of long term loans	(66,484)	(85,905)
Cash provided by (used in) financing activities	(48,440)	874,275

Effect of exchange rate changes on cash and cash equivalents	15,665	(9)

Increase (decrease) in cash and cash equivalents	(164,739)	748,230

Cash and Cash Equivalents - Beginning of the period	498,563	164,876

Cash and Cash Equivalents - End of the period	$333,824	$913,106

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$-	$-
Income taxes	$456,942	$338,245

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

The Company, through its operating subsidiaries in the People’s Republic of China (“PRC”), Nanchong Chunfei Nano-Silicon Technologies Co., Ltd ("Nanchong Chunfei"), Sichuan Chunfei Refined Chemicals Co., Ltd. ("Chunfei Chemicals"), and Sichuan Hedi Veterinary Medicines Co., Ltd. ("Hedi Medicine"), is primarily engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Use of estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities and fair value of other financial instruments. Actual results could differ from those estimates.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, employee advances, prepaid expense and other receivables, advance to suppliers, short-term loan, accounts payable, tax payable, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term loan approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 inputs to measure fair value of their warrant liabilities (see note 13) and land use right (see note 6).

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in deposits and all highly liquid debt instruments with an original maturity of three months or less.

Accounts receivable, net

The Company maintains an allowance for potential credit losses on accounts receivable when they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of allowances for doubtful accounts as of March 31, 2011 and September 30, 2010 of $22,368 and $21,891, respectively.

Inventory

Inventory consists of raw materials, packing supplies work-in-process and finished goods. Inventory is valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made for the six months ended March 31, 2011 and 2010.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. No impairment exists as of March 31, 2011.

Revenue recognition

In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and collection are reasonably assured.  Payments received, if any, before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 3,912 and $3,674 for the six months ended March 31, 2011, and 2010, respectively.

Taxation

Enterprise income tax

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has provided full valuation allowance for the deferred tax assets as of March 31, 2011 and September 30, 2010.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of March 31, 2011 and September 30, 2010 was $120,461 and $ $ 98,435, respectively, and is included in taxes payable

Earnings (Loss) per share

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

Statement of cash flows

In accordance with GAAP, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of account receivables, advances to suppliers and other receivables arising from its normal business activities. The Company does not require collateral or other security to support these receivables.  The Company routinely assesses the financial strength of its debtors and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations, if any, are included in condensed consolidated statements of income and other comprehensive income.

Note 3 – INVENTORY

The inventory consists of the following:

	As of March 31, 2011	As of September 30, 2010

Raw materials	$83,574	$62,678
Packing supplies	19,691	33,325
Finished goods	5,545	97,630

Total	$108,810	$193,633

 Note 4–  PROPERTY, PLANT AND EQUIPMENT
The detail of property, plant and equipment is as follows:

	As of March 31, 2011	As of September 30, 2010

Machinery & equipment	$5,283,218	$4,759,665
Plant & Buildings	6,784,541	4,846,581
Sub total	12,067,759	9,606,246

Less: accumulated depreciation	(1,707,453)	(1,349,642)
Add: construction in process	9,804,982	8,773,538

Property, plant and equipment	$20,165,288	$17,030,142

Depreciation expense for the six and three months ended March 31, 2011 and 2010 was $324,978, $ 278,616, $175,227 and $139,314 respectively.

The construction is expected to be completed and put in use in 2011. As of March 31, 2011 and September 30, 2010, the Company has spent a total of $9,804,982 and $8,773,538 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.  The management expects to invest another $3.5 million into the construction in process.

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

The details of loans to/from related parties are as follows:

	As of March 31, 2011	As of September 30, 2010

Receivable from Chunfei Real Estate	116,056	337,759
Long term receivable- Related Parties	$116,056	$337,759

Loan From Chunfei Real Estate	$54,094	$52,942
Loan From Chunfei Daily Chemical	306,265	281,893
Loan From Pu, Fachun (shareholder)	447,424	437,891
Loan From other officer and employee	8,399	8,220
Total Due to Related Parties	$816,182	$780,946
Sichuan Chunfei Daily chemicals Co. Ltd (“Daily Chemical‿ and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the company. The loans from Mr. Pu and Daily Chemical bear no interest and are due on September 2012.

 NOTE 6 - LAND USE RIGHTS, NET

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax, which amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of March 31, 2011 and September 30, 2010, intangible assets consist of the following:

	March 31, 2011	September 30, 2010
Land use rights	$ 1,129,027	$ 1,104,973
Less: accumulated amortization	(113,675)	(98,908)

	$1,015,352	$1,006,065

The amortization expense from the six and three months ended March 31, 2011 and 2010 was $12,483, $12,098, $6,277 and $6,048, respectively

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	As of March 31, 2011	As of September 30, 2010

Corporate income tax payable	$314,668	$367,172
Value-added tax payable	120,461	98,435
Other	9,123	4,714

Total taxes payable	$444,252	$470,321

NOTE 8 –SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	As of March 31, 2011	As of September 30, 2010

a) Short term loan payable to Nanchong City Bureau of Finance due on demand, at fixed interest rate of 0.465%
per month	$610,818	$597,804
b)Long Term individual loans from unrelated parties
bear no interest, maturing in 2012	419,221	410,289
c) Long term individual loans from unrelated parties
bear no interest, maturing in 2013	1,527,044	1,560,267

Total	$2,557,083	$2,568,360

The Company accrued interest expense of $16,863 and $16,029, $8,479 and $8,056 for the six and three months ended March 31, 2011 and 2010, respectively.

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

The Company offers no interest on the security deposits. As of March 31, 2011 and September 30, 2010, the balance of the construction security deposits was $1,267,444 and $1,241,935, respectively.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China. Chunfei Chemical is a foreign invested entity located in the western of China, which enjoyed a tax holiday of 10% deduction from 2001 to 2011. Nanchong Chunfei was taxed at 12.5%, which was approved by local tax authority. Hedi Medicines was taxed at 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended March 31, 2011 and 2010:

	For the six months ended March 31
	2011	2010
US statutory income tax rate	35.00%	35.00%
Foreign income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-9.5%	-13%
Non deductible item	-4.85%	-
Other Item	0.69%	13%
Effective rate	11.3%	25%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S. income tax purposes for the six months ended March 31, 2011. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $1,374,517 and $ 1,192,866 as of March 31, 2011 and September 30, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of March 31, 2011 and September 30, 2010, respectively for the temporary difference related to the loss carry-forwards.

The following table reconciles the changes of deferred tax assets for the six months ended March 31, 2011 and 2010:

	As of March 31, 2011	As of March 31, 2010

Deferred tax asset-Beginning	$417,503	$178,007
Addition: loss carry-forward	63,578	164,254
Valuation allowance-Beginnning	(417,503)	(178,007)
Addition: Valuation allowance	(63,578)	(164,254)

Deferred tax assets-net	$-	$-

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 72% of the net revenue for the six months ended March 31, 2011, with each customer individually accounting for 44% and 28%, respectively. Three major customers accounted for approximately 85% of the net revenue for the six months ended March 31, 2010, with the customers individually accounting for 46%, 28% and 11%, respectively.

Three major customers accounted for approximately 94% of the account receivable as of March 31, 2011, with each customer individually accounting for 60%, 18% and 16% respectively.

One major vendor provided approximately 99% and 97% of the Company’s purchases of raw materials for the six months ended March 31, 2011 and 2010, respectively.

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

Beginning Balance at September 30, 2010 and 2009	$1,632,834	1,330,983
Proportionate share of Net Income from Chunfei Chemical	156,810	60,859
Proportionate share of Net Loss from Hedi Medicine	(11,363)	(52,257)
Proportionate share of Net Income from Nanchong Chunfei	69,890	58,319

Add: Proportionate share of other comprehensive income	-	119

Ending balance at March 31, 2011 and 2010	$1,848,171	$1,398,023

NOTE 13 – Warrants liability

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

During the six months ended March 31, 2011, the Company’s warrant liability accounts changed as followed:

Warrants
Opening balance	$5,097,483
Issued in 2011	-
(Income) included in earnings*	$(860,433)
Exercised in 2010	-
Closing balance	$4,237,050

* Reported on Consolidated Statements of Income and Comprehensive Income: Other Income (Expenses): Change in Fair Value of warrant liabilities

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2011:

Warrants Outstanding and exercisable
Range of Exercise Price	Number Outstanding and exercisable at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.50	2,000,000	2.02	$1.50
$1.50	2,000,000	2.23	1.50
	4,000,000	2.37	$1.50

NOTE 14 – STOCKHOLDERS' EQUITY

A. Stock issued for consulting services

In October, 2010, 10,256 shares of restricted common stock were issued to the Company’s independent director as compensation for the service from October 2010 to March 2011 A total of $20,000, which represents the fair value of the service, was included in common stock and additional paid-in capital. $20,000 was expensed and included in the Statements of income as a part of general and administrative expenses.

In October, 2010, 15,000 shares of restricted common stock were issued as partial compensation to a consultant for services provided to the Company for the year ended September 30 2010.  The service was valued at $30,900, which was included in common stock and additional paid-in capital. Accrued expense was reduced by the same amount.

In October 2010, 60,000 shares were issued to the Company’s investor relation agent for the service from October 2010 to March 2011. A total of $120,000, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $120,000 was expensed and included in the Statements of income as a part of general and administrative expenses.

In October, 2010, 20,000 shares were issued to a law firm for the service performed for the registration statements filing. A total of $40,000 was included in common stock and additional paid-in capital and accrued expense was reduced by the same amount.

In March, 2011, 150,000 shares were issued to a Company’s investor relations agent for service from March 2011 to March 2012. A total of $187,500, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $15,625 was expensed and included in the Statements of income as a part of general and administrative expenses and $171,875 is recorded in prepaid expense.

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the six months ended March 31, 2011 and 2010:

	2011	2010
Net income (loss) for basic earnings (loss) per share	$2,889,448	$(3,753,383)
Weighted average shares used in basic computation	31,010,413	26,632,304
Earnings (loss) per share:
Basic	$0.09	$(0.14)

Diluted earnings per share
	2011	2010
Net income (loss) for diluted earnings (loss) per share	$2,889,448	$(3,753,383)
Weighted average shares used in basic computation	31,010,413	26,632,304
Diluted effect of warrants	-	-
Weighted average shares used in diluted computation	31,010,413	26,632,304

Earnings(loss) per share:
Diluted	$0.09	$(0.14)

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2011 and 2010:
	2011	2010
Net income (loss) for basic earnings (loss) per share	$409,998	$(4,425,486)
Weighted average shares used in basic computation	31,032,289	26,688,436
Earnings (loss) per share:
Basic	$0.01	$(0.17)

Diluted earnings per share
	2011	2010
Net income (loss) for diluted earnings (loss) per share	$409,998	$(4,425,486)
Weighted average shares used in basic computation	31,032,289	26,688,436
Diluted effect of warrants	73,298	-
Weighted average shares used in diluted computation	31,105,587	26,688,436

Earnings(loss) per share:
Diluted	$0.01	$(0.17)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in  Section 1A of our Annual Report on Form 10-K for the year ended September 30, 2010 entitled “Risk Factors.”  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Results of Operations for the six months ended March 31, 2011

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In the second half of 2009, the construction of our Micro-Nano Silicon product line was officially complete, with a production capacity of 30,000 tons annually. Currently we are planning to further expand our current capacity from 30,000 ton to 120,000 ton per year. As of March 31, 2011, our full production capacity was 50,680 tons.

Revenues

Our revenues increased by 35% for the six months ended March 31, 2011. The increase in revenue is attributable to the fact that, our products are not limited to micro nano silicon.  As we have increased our production capacity, we are trying to develop and manufacture other products based on micro nano silicon technology but with higher gross margin. For the six months ended March 31, 2011, our production of an accelerator agent for concrete was approximately 5,340 tons.  We have been operating our Micro-Nano Silicon production line at full capacity, producing product for both the detergent and the cement industries, whereas we only produced for the detergent industry in the quarter ended March 31, 2010.

As of right now, in China, the increasing number of infrastructure projects drives the demand for cement and other construction materials. In 2010, approximately two billion square meters of cement were produced in China, approximately half of worldwide production. Our management believes that we will be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers' compliance with energy saving regulations.

Going forward, we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increase in our cost of goods sold was approximately proportionate to the increase in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $9,208,068 for the six months ended March 31, 2011, representing an increase of $2,281,431 compared to the corresponding period last year. Because the Company started to generate revenue from the construction material industry, whose gross margin is higher than that of detergent industry, our gross margin increased slightly during the six months ended March 31, 2011, to 24% from 23% of the year earlier. The main reason is that the company expanded its production capacity and the scale of economy affected positively the GP margin.

The benefits of producing a higher margin product were offset in part when, in October 2010, one of the Company's production lines for  our micro nano silicon based powder product ceased production for repair and maintenance.  Since that time, however, we have been able to recapture the margin we lost as a result of the lower production levels during that month.

Within the next several quarters, the Company expects to develop applications for Micro-Nano Silicon in industries other than the non-phosphate detergent market. Beginning from the third quarter of fiscal 2010, the Company commenced to distribute micro nano silicon as an accelerator for cement, thereby entering into construction material industry. Other potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement. These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would involve greater manufacturing cost than our current detergent product.  In the meantime, as we expand production of our detergent product, we are looking to manage our cost of goods sold more efficiently. In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 120,000 tons should enable us to manage our cost ratio more efficiently, which could increase our gross profit.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses, include expenses associated with salaries and other expenses related to marketing and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we require for short durations of time to avoid unnecessary hiring of full-time staff. Our SG&A expenses for the six months ended March 31, 2011 and 2010 were $330,132 and $239,428 respectively. The increase of 37% was mainly caused by the expense incurred in the U.S. as a public company.

Research and Development Expenses

Our business model is based upon developing additional uses for micro nano silicon. Our research and development activities are focus on developing such uses as well as developing nano filtering technology and the production processes for our product.

We have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities. For the six months ended March 31, 2011 and 2010, we expended $0 and $7,718 respectively, on research and development.

Other income and expense

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as a warrant liabilities on our balance sheet.

As of March 31, 2011, the fair value of outstanding warrants was $4,237,050. The change in fair value of warrants in the amount of $860,433 was recorded as other income: change of fair value of derivative liabilities in the statement of operations.

Results of Operations for the three months ended March 31, 2011

Revenues

Our revenues increased by 29% to $ $6,265,556 for the quarter ended March 31, 2011. The increase in revenue is attributable to the fact that, our products are not only limited to micro nano silicon, as we have increased our production capacity, we are trying to develop and manufacture more product based on micro nano silicon technology but with higher gross margin. For the quarter ended March 31, 2011, our production of accelerator agent for concrete is 3,028 tons approximately. For the past quarter, we have been operating our Micro-Nano Silicon production line at full capacity, producing product for both the detergent and the cement industries, whereas we only produced for the detergent industry in the quarter ended March 31, 2010.

During the quarter ended March 31, 2010, we did not start producing accelerator agent for cement. This is another reason for our increased revenue. As of right now, in China, the increasing number of infrastructure projects drives the demand for cement and other construction materials. In 2010, approximately two billion square meters of cement were produced in China, approximately half of worldwide production. Our management believes that we will be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers' compliance with energy saving regulations.

Going forward, we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The increase in our cost of goods sold was approximately proportionate to the increase in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $4,749,505 for the quarter ended March 31, 2011, representing an increase of $1,021,535 or 27% compared to the corresponding period last year. Because the Company started to generate revenue from the construction material industry, whose gross margin is higher than that of detergent industry, our gross margin increased slightly during the quarter ended March 31, 2011, to 25% from 23% of the year earlier. The main reason is that the company expanded its production capacity and the scale of economy affected positively the GP margin.

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

Our SG&A expenses for quarters ended March 31, 2011 and 2010 were $159,149 and $187,190 respectively. The slight decrease of 15% was mainly caused by the decreased expense for administrative expense in the U.S. Our SG&A expense for the quarter ended March 31, 2011 was about 3% of net sales, as compared to the 4% for the prior quarter, which includes consulting expenses, investor relation fee and legal fee, and compensation for directors. We expect that the recent financing will represent only the first step of a more intensive relationship with the U.S. capital markets. If that is the case, then SG&A expense in the future are likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focus on developing such uses as well as developing nano filitering technology and the production processes for our product.

We have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology's Department of Material Science and Engineering to assist us in our research and development activities.

For the quarters ended March 31, 2011 and 2010, we expended $0 and $2,986 respectively, on research and development.

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

Other Income and Expense

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.

As of March 31, 2011, the fair value of outstanding warrants was $4,237,050. The change in fair value of warrants in the amount of $623,963 was recorded as other expense: change of fair value of derivative liabilities in the statement of operations.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  In the three and six months ended March 31, 2011, our income from operations increased from the comparable prior year period by 43% and 44%, respectively.  Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Our net income varies from period to period due primarily to the effects of the private placement of securities that we completed in March 2010 - i.e. the changes in fair value of securities recorded in each period. Therefore, despite profitable operations in each period reported on, we recorded a net loss in every period except the six months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011 we had a working capital deficit of $1,531,116. The current liabilities are primarily composed of construction security deposits totaling $1,267,444. At March 31, 2011 we had short term loans due to third parties in the aggregate principal amount of $610,818. The Company expects that it will need to invest an additional $3.5 million during calendar year 2011 to complete construction and place these assets into service. It is expected that cash flow from operations will be sufficient to fund this. If not, the Company will seek additional capital resources, such as bank loans or an equity raise, to fund those obligations. We will have no other demands on our cash other than operations. The Company has sufficient liquidity for the next twelve months.

Our operations provided us $ $2,928,369 in cash during the six months ended March 31, 2011. Our operations provided us $1,841,666 in cash during the six months ended March 31, 2010.  The $3,104,785 in income from operations that we recorded during the six months period was the primary source of cash from operations, although a reduction in accounts receivable by $107,098 also contributed to the result.
The largest demand on our cash is our ongoing construction activities.  Since our sales currently exceed our factory’s production capacity, it is crucial that we rapidly implement an expansion of our production lines.  Toward that end we used $3,060,333 in cash to make additions to our property and equipment during the six months ended March 31, 2011.  In the first six months of fiscal 2010, by comparison, our construction activities were  56% lower. We will continue to devote available cash to expansion in the coming quarters, since the success of our business demands it.  The optimal situation will be to match cash from operations with cash used by investing activities, as we did in the first six months of fiscal 2011.  If the cash demands of our construction activities exceed our current resources and the contributions from future operations, we anticipate that cash can be obtained via secured lending as well as the resources of related parties.

For the six months ended March 31, 2011, our financing activities during the period were entirely the proceeds of $18,044 from the related party loans and $66,484because of the repayment of long term loans.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  EVALUATION OF CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

(b)  Changes in Internal Controls

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

In March 2011 the Company issued 150,000 shares of common stock to a consultant in consideration of services to be rendered from March 2011 to March 2012.  The shares were valued at $187,500, the market value on the date of issuance.  The issuance was exempt from the registration requirements of the Securities Act, as it was not made in a public offering and the investor was sophisticated and was acquiring the shares for investment.  There was no underwriter.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : May 20, 2011	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial Officer