Form 10-Q
period 2011-06-30
American Nano Silicon Technologies, Inc.
filed 2011-08-15
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-52940

AMERICAN NANO SILICON TECHNOLOGIES, INC. (Name of Registrant in its Charter)

California	33-0726410
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

1 Nangan Dao Chunfei Road, Jialing District, Nanchong, Sichuan, P.R. China 637005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-817-3634888

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 15, 2011
Common Voting Stock: 31,362,130

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2011 and September 30, 2010	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - for the Three and Nine Months Ended June 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – for the Nine Months Ended June 30, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

Part II	Other Information
Item 1.	Legal Proceedings	24
Items 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30	As of September 30
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$494,868	$498,563
Accounts receivable, net	468,534	574,956
Inventory	91,591	193,633
Advance to suppliers	309,362	6,911
Deferred financing cost	65,000	65,000
Prepaid expense and other receivables	126,652	-
Employee advances, net	3,604	7,478
Total Current Assets	1,559,611	1,346,541

Property, plant and equipment, net	20,663,477	17,030,142

Other assets:
Land use rights, net	1,022,341	1,006,065
Long term receivable - related party	117,586	337,759
Total other assets	1,139,926	1,343,824

Total Assets	$23,363,015	$19,720,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$318,055	$292,426
Short term loan	1,956,599	597,804
Taxes payable	323,383	470,321
Construction security deposits	1,284,145	1,241,935
Due to related parties	773,677	-
Accrued expenses and other payables	362,633	343,983
Total Current Liabilities	5,018,492	2,946,469

Long-term liabilities
Long term loan	1,971,911	1,970,556
Due to related parties	831,625	780,946
Warrant liabilities	2,720,191	5,097,483

Total Liabilities	10,542,219	10,795,454

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,155,323
and 30,900,067 shares issued and outstanding	3,116	3,090
Additional paid-in-capital	9,396,609	8,998,234
Accumulated other comprehensive income	1,671,760	1,121,464
Retained Earnings (Accumulated deficit)	161,671	(2,830,569)
Total American Nano Stockholders' Equity	11,233,156	7,292,219
Noncontrolling interest	1,587,640	1,632,834
Total Equity	12,820,796	8,925,053

Total Liabilities and Stockholders' Equity	$23,363,015	$19,720,507

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three months Ended		For the Nine months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenues	$3,720,386	$7,166,793	$15,915,378	$16,190,946

Cost of Goods Sold	2,817,448	5,295,601	12,025,515	12,222,238

Gross Profit	902,938	1,871,192	3,889,863	3,968,708

Operating Expenses
Research and development expense	-	73,564	-	81,283
Selling, general and administrative	264,861	495,709	594,993	751,464

Income from operations	638,077	1,301,919	3,294,870	3,135,963

Other Income and Expense
Interest expense, net	(28,520)	(8,174)	(44,900)	(24,538)
Loss on private placement	-	(2,087,149)	-	(5,856,200)
Change in fair value of warrant liabilities	1,516,860	(3,364,489)	2,377,293	(4,587,855)
Impairment loss from property, plant and equipment	(2,164,935)	-	(2,164,935)	(189,574)
Total other income (expense)	(676,595)	(5,459,812)	167,458	(10,658,167)

Income (loss) Before Income Taxes	(38,518)	(4,157,892)	3,462,329	(7,522,204)

Provision for Income Taxes	119,220	310,156	515,280	632,305

Net Income (loss)	(157,738)	(4,468,048)	2,947,049	(8,154,509)

Less: net income attributable to the noncontrolling interest	(260,532)	118,215	(45,195)	185,136

Net Income (loss) attributable to American Nano Silicon Technologies, Inc	102,794	(4,586,264)	2,992,243	(8,339,645)

Net Income (loss)	(157,738)	(4,468,048)	2,947,049	(8,154,509)

Other comprehensive income (loss)
Foreign currency translation adjustment	212,450	63,290	550,296	64,160

Comprehensive Income (loss)	54,712	(4,404,758)	3,497,345	(8,090,349)
Comprehensive Income attributable to the
noncontrolling interest	(260,532)	118,215	(45,195)	185,136

Comprehensive Income (loss) attributable to American Nano Silicon Technologies, Inc	$315,244	$(4,522,973)	$3,542,539	$(8,275,485)

Income (loss) per common share
Basic	$0.00	$(0.16)	$0.10	$(0.30)
Diluted	$0.00	$(0.15)	$0.10	$(0.30)

Weighted average number of common shares
Basic	31,155,323	29,252,022	31,058,716	27,521,939
Diluted	31,155,323	31,189,539	31,058,716	28,191,424

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended
	June 30
	2011	2010

Cash Flows From Operating Activities:
Net Income (loss)	$2,947,047	$(8,154,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for bad debt allowance	4,842	-
Loss on private placement	-	5,856,200
Change of fair value of derivative liabilities	(2,377,293)	4,587,855
Impairment loss from property, plant and equipment	2,138,597	189,606
Depreciation and amortization	505,757	436,162
Stock based compensation expense	398,400	169,641
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	124,465	650,541
Inventory	106,961	195,402
Employee advances	(775)	9,793
Advances to suppliers	(296,925)	(244,085)
Prepaid expense and other receivables	(126,624)	-
Related party receivables	228,017	215,558
Increase (decrease) in -
Accounts payable	15,058	(110,137)
Construction security deposits	(1,520)	(6,202)
Taxes payable	(160,650)	212,038
Accrued expenses and other payables	8,015	(131,852)
Cash provided by operating activities	3,513,372	3,876,012

Cash Flows From Investing Activities:
Additions to property and equipment	(5,605,786)	(5,719,937)
Cash used in investing activities	(5,605,786)	(5,719,937)

Cash Flows From Financing Activities
Proceeds from issuance of stock	-	1,789,975
Proceeds from related party loans long term	22,759	-
Proceeds from related party loans short term	860,150	273,386
Proceeds from short term loans	1,216,092	-
Repayment of long term loans	(66,885)	(172,350)
Cash provided by financing activities	2,032,116	1,891,011

Effect of exchange rate changes on cash and cash equivalents	56,602	(8,156)

Increase (decrease) in cash and cash equivalents	(3,695)	38,931

Cash and Cash Equivalents - Beginning of the period	498,563	164,876

Cash and Cash Equivalents - End of the period	$494,868	$203,807

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$7,249	$-
Income taxes	$663,661	$485,533

Non-cash investing and financing activities:
Common stock issued for service		$169,641

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

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

Non-controlling interests

Non-controlling interests result from the consolidation of the 95% directly owned subsidiary, Nanchong Chunfei, the 85.5% indirectly owned subsidiary, Chunfei Chemicals, and the 78.66% indirectly owned subsidiary, Hedi Medicines.

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
(UNAUDITED)

Fair value of financial instruments (Continued)

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

Accounts receivable, net

 The Company maintains an allowance for potential credit losses on accounts receivable when they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of allowances for doubtful accounts as of June 30, 2011 and September 30, 2010 of $22,662 and $21,891, respectively.

Inventory

Inventory consists of raw materials, packing supplies work-in-process and finished goods. Inventory is valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made for the nine months ended June 30, 2011 and 2010.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended June 30, 2011, the Company incurred an impairment loss of $2,164,935 on fixed assets due to moving a factory site.

Revenue recognition

In accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104, sales revenue is recognized when products are shipped and collection are reasonably assured.  Payments received, if any, before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 3,936 and $5,884 for the nine months ended June 30, 2011, and 2010, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Taxation

Enterprise income tax

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has provided full valuation allowance for the deferred tax assets as of June 30, 2011 and September 30, 2010.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of June 30, 2011 and September 30, 2010 was $86,999 and $ 98,435, respectively, and is included in taxes payable

Earnings (Loss) per share

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

9

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

Foreign currency translation

The Company’s principal country of operations is in PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Functional currency for U.S. parent company is USD. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Equity accounts are translated in historical exchange rate when the transactions took place.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations, if any, are included in condensed consolidated statements of income and other comprehensive income.

Note 3 – INVENTORY

The inventory consists of the following:

	As of June30, 2011	As of September 30, 2010

Raw materials	$66,571	$62,678
Packing supplies	18,630	33,325
Finished goods	6,390	97,630

Total	$91,591	$193,633

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4– PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of June 30 2011	As of September 30, 2010

Machinery & equipment	$3,819,808	$4,759,665
Plant & buildings	5,771,793	4,846,581
Sub total	9,591,601	9,606,246

Less: accumulated depreciation	(1,364,636)	(1,349,642)
Add: construction in process	12,436,512	8,773,538

Property, plant and equipment	$20,663,477	$17,030,142

Depreciation expense for the three months ended June 30, 2011 and 2010 was $161,951 and $139,393 respectively.  Depreciation expense for the nine months ended June 30, 2011 and 2010 was $486,929 and $418,009, respectively.

The construction of the new facility is expected to be completed and put in use in 2011. As of June 30, 2011 and September 30, 2010, the Company has spent a total of $12,436,512 and $8,773,538 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.  The management expects to invest another $1,000,000 into the project before it is completed.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

The details of loans to/from related parties are as follows:

	As of June 30, 2011	As of September 30, 2010

Receivable from Chunfei Real Estate	117,585	337,759

Long term receivable- Related Parties	$117,585	$337,759

Loan From Chunfei Real Estate	$828,484	$52,942
Loan From Chunfei Daily Chemical	312,065	281,893
Loan From Pu, Fachun (shareholder)	456,244	437,891
Loan From other officer and employee	8,509	8,220

Total Due to Related Parties	$1,605,302	$780,946

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the majority shareholder and the president of the Company. The loans from Mr. Pu and Daily Chemical bear no interest and are due on September 2012.

NOTE 6 - LAND USE RIGHTS, NET

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax, which amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of June 30, 2011 and September 30, 2010, intangible assets consist of the following:

	June 30, 2011	September 30, 2010

Land use rights	$1,143,905	$1,104,973
Less: accumulated amortization	(121,564)	(98,908)

	$1,022,341	$1,006,065

The amortization expense for the three months ended June 30, 2011 and 2010 was $6,279 and $6,055, respectively.  The amortization expense for the nine months ended June 30, 2011 and 2010 was $18,762 and $18,153, respectively

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:
	As of June 30, 2011	As of September 30, 2010

Corporate income tax payable	$230,842	$367,172
Value-added tax payable	86,999	98,435
Other	5,542	4,714

Total taxes payable	$323,383	$470,321

NOTE 8 –SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

		As of June 30, 2011	As of September 30, 2010

a)	Short term loan payable to Nanchong City Bureau of Finance due on demand, at fixed interest rate of 0.465% per month per month	$618,866	$597,804
b)	Short term loan payable to Nanchong Commercial Bank, due Apr. 2012, at fixed interest rate of 0.4633%, per month	773,583	-
c)	Short term loan payable to T Squared	100,000	-
d)	Short Term individual loans from unrelated parties, due Jun.2012, at fixed interest rate of 1%, per month	464,150	-

Short term loans subtotal		1,956,599	597.804

e)	Long Term individual loans from unrelated parties, bearing no interest, maturing in 2012ear no interest, maturing in 2012	424,745	410,289
f)	Long term individual loans from unrelated parties, bearing no interest, maturing in 2013	1,547,166	1,560,267

Long term loans subtotal		1,971,911	1,970,556

	Total	$3,928,510	$2,568,360
The Company accrued interest expense of $45,885 and $24,203for the nine months ended June 30, 2011 and 2010, respectively.  The Company accrued interest expense of $29,069 and $8,174 for the three months ended June 30, 2011 and 2010, respectively

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – CONSTRUCTION SECURITY DEPOSITS

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

The Company offers no interest on the security deposits. As of June 30, 2011 and September 30, 2010, the balance of the construction security deposits was $1,284,145 and $1,241,935, respectively.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China. Chunfei Chemical is a foreign invested entity located in the western of China, which enjoyed a tax holiday of 10% deduction from 2001 to 2011. Nanchong Chunfei was taxed at 12.5%, which was approved by local tax authority. Hedi Medicines was taxed at 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended June 30, 2011 and 2010:

	For the nine months ended June 30
	2011	2010
US statutory income tax rate	35.00%	35.00%
Foreign income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-7.6%	-3%
Non deductible item	-9.5%	-30.4%
Other Item	1.3%
Effective rate	9.2%	-8.4%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S. income tax purposes for the nine months ended June 30, 2011. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $1,434,543 and $ 1,192,866 as of June 30, 2011 and September 30, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of June 30, 2011 and September 30, 2010, respectively for the temporary difference related to the loss carry-forwards.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – INCOME TAXES (Continued)

 The following table reconciles the changes of deferred tax assets for the nine months ended June 30, 2011 and 2010:

	As of June 30, 2011	As of June 30, 2010

Deferred tax asset-Beginning	$417,503	$178,007
Addition: loss carry-forward	84,587	188,084
Valuation allowance-Beginning	(417,503)	(178,007)
Addition: Valuation allowance	(84,587)	(188,084)

Deferred tax assets-net	$-	$-

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 76% of the net revenue for the nine months ended June 30, 2011, with each customer individually accounting for 44% and 32%, respectively. Two major customers accounted for approximately 78% of the net revenue for the nine months ended June 30, 2010, with each customer individually accounting for 39%.

Three major customers accounted for approximately 95% of the account receivable as of June 30, 2011, with each customer individually accounting for 63%, 16% and 16% respectively.

One major vendor provided approximately 99% and 98% of the Company’s purchases of raw materials for the nine months ended June 30, 2011 and 2010, respectively.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NONCONTROLLING  INTEREST (Continued)

Beginning Balance at September 30, 2010 and 2009	$1,632,834	1,330,983
Proportionate share of Net Income from Chunfei Chemical	(111,735)	138,426
Proportionate share of Net Loss from Hedi Medicine	(16,403)	(56,433)
Proportionate share of Net Income from Nanchong Chunfei	82,944	103,142

Add: Proportionate share of other comprehensive income	-	10,016

Ending balance at June 30, 2011 and 2010	$1,587,640	$1,526,134

NOTE 13 – WARRANTS LIABILITY

On March 26, 2010, the Company issued 2,100,000 shares of common stock and 2,000,000 Warrants to purchase Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $1,000,000.  The Stock Purchase Agreement also provided the investors the right, which they exercised on June 10, 2010, to purchase an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for additional $1,000,000. The Series B Warrants allow the holders, prior to March 2013, to purchase up to 4,000,000 shares of common stock from ANNO for a price of $1.50 per share.  The Series B Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. Cashless exercise is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Series B Warrants.

The Share Purchase Agreement provided that the Company would issue additional shares to the investors if the Company’s net income (adjusted to exclude certain non-cash items) was less than $4 million in fiscal year 2010 or less than $5 million in fiscal year 2011.  Because the Company’s net income for fiscal year 2010, calculated according to the terms of the Share Purchase Agreement, was $3,737,593, the Company has an obligation to issue to the investors 259,197 additional shares.  As of June 30, 2011, the Company was engaged in negotiations with the investors regarding a modification of this obligation.

The exercise price of the Series B Warrants is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.   As a result of its interpretation of the adjustment provisions, the Company concluded  that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – WARRANTS LIABILITY (Continued)

During the nine months ended June 30, 2011, the Company’s warrant liability accounts changed as followed:

Warrants

Opening balance	$5,097,484
-
(Income) included in earnings*	$(2,377,293)
Exercised	-
Closing balance	$2,720,191

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2011:
Warrants Outstanding and exercisable
Range of Exercise Price	Number Outstanding and exercisable at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.50	2,000,000	1.76	$1.50
$1.50	2,000,000	1.98	1.50
	4,000,000	1.87	$1.50

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
(UNAUDITED)

NOTE 14 – STOCKHOLDERS' EQUITY (Continued)

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

In March, 2011, 150,000 shares were issued to a Company’s investor relations agent for service from March 2011 to March 2012. A total of $187,500, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $15,625 was expensed and included in the Statements of Income as a part of general and administrative expenses and $171,875 is recorded in prepaid expense. In three months ended June.30.2011, $46,875 of the prepaid expense was amortized and included in the Statements of Operations and Comprehensive Income (Loss); the rest of $125,000 is included in prepaid expense balance as of June.30.2011.

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months ended June 30, 2011 and 2010:

	2011	2010

Net income (loss) for basic earnings (loss) per share	$2,992,243	$(8,339,645)

Weighted average shares used in basic computation	31,058,716	27,521,939
Earnings (loss) per share:
Basic	$0.10	$(0.30)

Diluted earnings per share	2011	2010

Net income (loss) for diluted earnings (loss) per share	$2,992,243	$(8,339,645)

Weighted average shares used in basic computation	31,058,716	27,521,939
Diluted effect of warrants	-	163,817
Diluted effect of option		505,668
Weighted average shares used in diluted computation	31,058,716	28,191,424
Earnings(loss) per share:
Diluted	$0.10	$(0.30)

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – STOCKHOLDERS' EQUITY (Continued)

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2011 and 2010:

	2011	2010

Net income (loss) for basic earnings (loss) per share	$102,794	$(4,586,263)

Weighted average shares used in basic computation	31,155,323	29,252,022
Earnings (loss) per share:
Basic	$0.00	$(0.16)

Diluted earnings per share
	2011	2010

Net income (loss) for diluted earnings (loss) per share	$102,794	$(4,586,263)

Weighted average shares used in basic computation	31,155,323	29,252,022
Diluted effect of warrants		509,834
Diluted effect of option		1,427,683
Weighted average shares used in diluted computation	31,155,323	31,189,539
Earnings(loss) per share:
Diluted	$0.00	$(0.15)

NOTE 15 - SUBSEQUENT EVENTS.

In July 2011, the Company entered into a compromise with the investors in its March 2010 private placement, to whom the Company owed 259,197 additional shares.  (See Note 13).  Pursuant to the compromise agreement, in lieu of issuing the additional shares, the Company issued 190,000 shares and agreed to reduce the exercise price of the Series B Warrants.  The exercise price of the 2,000,000 Series B Warrants purchased in March 2010 was reduced to $.70 per share.  The exercise price of the 2,000,000 Series B Warrants purchased in June 2010 was reduced to $1.00 per share.  In either case, however, the modified exercise prices apply only to exercise for cash.  If the investors make a cashless exercise, the exercise price remains $1.50 per share.  In connection with the compromise, the investors loaned $100,000 to the Company for one year interest-free.

In July the Company issued 16,807 shares as compensation to its independent directors
.

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

Overview

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. For that reason, we developed a new Nano-Silicon production line, which was launched in July 2008. In the second half of 2009, the construction of our Micro-Nano Silicon product line was officially complete, with a production capacity of 30,000 tons annually. Currently we are planning to further expand our current capacity from 30,000 ton to 120,000 ton per year. As of June 30, 2011, our full production capacity was 50,680 tons.

Results of Operations

Revenues

Our revenues decreased by 48% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, and by 2% for the nine months ended June 30, 2011. The decrease in revenue occurred because we moved our factory site during the quarter ended June 30, 2011 to facilitate an expansion of production capacity.  Production was suspended during the move, which caused the decrease in sales.  We expect production to resume during September 2011, after the production line on the new site is operational.

Although our sales growth is temporarily interrupted, we believe that growth will be significant once production resumes.  Currently, the increasing number of infrastructure projects in China drives the demand for cement and other construction materials. In 2010, approximately two billion square meters of cement were produced in China, approximately half of worldwide production. Our management believes that we will be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers' compliance with energy saving regulations.  To take full advantage of this market opportunity we plan to increase our sales force to market our products beyond our regional base of customers. Since our sales already exceed the production capacity of our plant, we are investing aggressively in an expansion of our production capacity.

Gross Profit

The decrease in our cost of goods sold was approximately proportionate to the decrease in our revenues. Cost of goods sold, which consists primarily of labor, overhead and raw material cost, was $12,025,515 for the nine months ended June 30, 2011, representing a decrease of $192,722 (2%) compared to the corresponding period last year. Cost of goods sold fell by 47% in the three months ended June 30, 2011.  Gross margin fell from 26% in the three months ended June 30, 2010 to 24% in the three months ended June 30, 2011, but fell by only 0.1% from the first nine months of fiscal 2010 to the first nine months of fiscal 2011.

Within the next several quarters, the Company expects to develop additional applications for Micro-Nano Silicon.  Beginning in the third quarter of fiscal 2010, the Company commenced to distribute Micro-Nano Silicon as an accelerator for cement, thereby adding the construction material industry to our foundation in the non-phosphate detergent market.  Other potential applications for Micro-Nano Silicon include use by the paint industry as a pigment agent and use by the plastics industry for structural reinforcement. These and other applications would  affect our cost of goods sold, as the products that we would offer to the paint and plastics industries would involve greater manufacturing cost than our current detergent and cement products.  In the meantime, as we expand production of our existing products, we are working to manage our cost of goods sold more efficiently. In particular, the expansion of our annual production capacity for Micro-Nano Silicon from 30,000 to 120,000 tons should enable us to manage our cost ratio more efficiently, which could increase our gross profit.

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

Our SG&A expenses during the three months ended June 30, 2010 were particularly high due to expenses incurred in connection with the financing completed in March 2010.  As a result, our SG&A expenses for the three months ended June 30, 2011 were $230,848 lower than in the third quarter of fiscal 2010.  For the same reason, SG&A expenses for the nine months ended June 30, 2011 were $156,471 lower than SG&A expenses incurred in the nine months ended June 30, 2010.  However, we expect that the March 2010 financing will represent only the first step of a more intensive relationship with the U.S. capital markets. If that is the case, then SG&A expense in the future is likely to include increased legal, accounting and other expenses relating to our obligations as a U.S. public company.

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

Our business model is based upon developing additional uses for Micro-Nano Silicon. Our research and development activities are focus on developing such uses as well as developing nano filtering technology and the production processes for our product.  Toward those ends, we have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

Despite our commitment to research and development, our immediate need during fiscal 2011 has been on expansion of our production capacity.  For that reason, we suspended our research and development activities and focused the attention of our staff on the logistics of our move to a new facility.  During the nine months ended June 30, 2011, therefore, we incurred no research and development expense.  By comparison, our research and development expenses during the three and nine months ended June 30, 2010 were $73,564 and $81,283, respectively.

Other income and expense

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during the three and nine months ended June 30, 2011, the fair value of the warrants fell by $1,516,860 and $2,377,293 in those periods respectively, which was recognized on our Statements of Operations as “other income.”  If in future quarters the warrants increase in value (e.g. by reason of an increase in the market price of our common stock), we will record an “other expense” equal to the amount of the increase.

The other major element of Other Income and Expense during the recent period was the impairment loss of $2,164,935 that we incurred during the quarter ended June 30, 2011.  The impairment occurred in connection with the relocation of our manufacturing facility, as we were required to scrap manufacturing equipment with a book value in that amount.

Net Income

Our income from operations during fiscal 2011 declined from the prior year, roughly in proportion to the decline in our revenue.  Our net income, however, was affected more by the dramatic effects of our 2010 financing than by actual operations.  As a result, although operating income fell by 51% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, our net loss during the recent quarter was only $157,738 compared to a net loss of $4,468,048 in the three months ended June 30, 2010.  The primary reason for the discrepancy was the gain of $1,516,860 resulting from the decline in value of our warrants in the recent quarter compared to an expense of $3,364,489 incurred in the third quarter of 2010 as a result of an increase in the value of the warrants.  Similarly, although income from operations for the nine months ended June 30, 2011 was only $158,907 greater than we realized during the nine months ended June 30, 2010, we reported a net income of $2,947,049 during the recent nine month period, but a net loss of $8,154,509 in the nine months ended June 30, 2010, primarily due to expenses of $10,444,055 arising from the financing completed in fiscal 2010.

Liquidity and Capital Resources

At June 30, 2011 we had a working capital deficit of $3,458,881, reflecting an increase of $1,858,953 in the deficit since our last fiscal year ended on September 30, 2010.  The increase in our working capital deficit occurred primarily as a result of the financing of our factory relocation.  The current liabilities are primarily composed of short-term loans totaling $1,956,599 and construction security deposits totaling $1,284,145 that we will be required to repay during the next twelve months as construction is completed. The Company expects that it will need to invest an additional $1,000,000 during the remainder of calendar year 2011 to complete construction. It is expected that cash flow from operations will be sufficient to fund this. If not, the Company will seek additional capital resources, such as bank loans or an equity raise, to fund those obligations. We will have no other demands on our cash other than operations. The Company has sufficient liquidity for the next twelve months.

Our operations provided us $3,513,372 in cash during the nine months ended June 30, 2011, which exceeded our net income for the period by $566,323, an amount that approximates our depreciation and amortization expense for the period.  The relative equivalence of our net income and our cash flow from operations occurred primarily because we have been vigilant in controlling our accounts receivable, which declined by $106,422 in the recent nine month period.  By comparison, our operations provided us $3,876,012 in cash during the nine months ended June 30, 2010, when cash from operations was approximately equal to income from operations in the nine months ended June 30, 2011, but cash from operations was increased by a $650,541 reduction in accounts receivable.

For the nine months ended June 30, 2011, our financing activities includes: proceeds from related party loans of $882,909, other short-term loan of $1,216,092 and $66,885 payment of loan.

The largest demand on our cash is our ongoing construction activities.  Since our sales currently exceed our factory’s production capacity, it is crucial that we rapidly implement an expansion of our production lines.  Toward that end we used $5,605,786 in cash to make additions to our property and equipment during the nine months ended June 30, 2011.  In the first nine months of fiscal 2010, cash paid for property and equipment was $5,719,508. We will continue to devote available cash to expansion in the coming quarters, since the success of our business demands it.  The optimal situation will be to match cash from operations with cash used by investing activities, as we did in the first nine months of fiscal 2011.  If the cash demands of our construction activities exceed our current resources and the contributions from future operations, we anticipate that cash can be obtained via secured lending as well as the resources of related parties. Management believes the liquidity demand can be met for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.     Legal Proceedings
                None.

Item 1A   Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
                None.

(c) Purchases of equity securities
                The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2011.

Item 3.     Defaults Upon Senior Securities.
                 None.

Item 4.     Reserved.

Item 5.     Other Information.
                 None.

Item 6.     Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

August 15, 2011	By: /s/ Pu Fachun
Pu Fachun
Chief Executive Officer and Chief Financial Officer