Form 10-K
period 2011-09-30
American Nano Silicon Technologies, Inc.
filed 2012-01-13
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2011

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

Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park
Sichuan, China	637005
(Address of principal executive offices)	(Zip Code)

86-817-3634888
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of December 29, 2011, 36,210,558 shares of common stock, par value $.0001 per share, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2011, the last business day of the Company's second fiscal quarter, was $24,106,832 (19,285,466 shares of common stock held by non-affiliates) based upon the closing price of $1.25 as quoted by OTC Bulletin Board on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

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

ITEM 1. DESCRIPTION OF BUSINESS

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

Currently, halogenated products have a 90% share of the flame retardant additive market. In early 2000, the Chinese government banned the use of halogenated additives in certain rubber and plastic products.  Accordingly, management believes that environmental concerns will cause a market shift to non-halogenated flame retardant additives, such as Micro Nano Silicon. According to baike.baidu.com, in 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons. We commenced limited production of Micro Nano Silicon as a flame retardant additive on January 2, 2012.

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

Our Strategy

Our goal is to establish Micro Nano Silicon as a chemical additive in a wide range of products and industries. We intend to achieve this goal by implementing the following strategies:

●
Expand the uses for Micro Nano Silicon™ :   We have recently entered into an agreement to produce Micro Nano Silicon as an accelerator agent for use in the cement industry.  We intend to increase our efforts to market Micro Nano Silicon for use in the cement industry. In addition, we intend to commence marketing Micro Nano Silicon as a flame retardant additive for rubber and plastics and as a pigment for paints.

●
Research and development effort:  We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

●	Expand our production capacity: We intend to further increase production capacity to the extent that Micro Nano Silicon becomes more widely accepted in the market place.

●
Increase sales force and distribution channels:  We distribute Micro Nano Silicon primarily through distributors. We intend to increase our sales force in order to establish additional distribution relationships to increase our distribution network and the availability of our products throughout China.

History of the Company

Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”) was incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owned 90% of Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”), a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owned 92% of Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”), also a Chinese company incorporated under the law of PRC on June 27, 2002.

On August 26, 2006, American Nano-Silicon Technologies, Inc., a Delaware corporation (“ANST”), acquired a 95% interest in Nanchong Chunfei.  On May 24, 2007, American Nano Silicon Technologies, Inc., a California  corporation (“we” or the “Company”), acquired ANST in exchange for 25,181,450 shares of our common stock. On September 6, 2011, the Company acquired all of the minority interests in its subsidiaries  by issuing 1,650,636 shares of common stock to Pu Fachun, who was the holder of the minority interests. The issued shares represented five percent of the outstanding shares after the issuance.  Thereafter, Nanchong Chunfei, Chunfei Chemicals, and Hedi Medicines became wholly owned subsidiaries of ANST. The Company’s current corporate structure is below.

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
These cooperative agreements allow us to tap into the innovative process without having to expend up front capital toward the development.

During the year ended September 30, 2011, our staff was primarily focused on the relocation of our manufacturing operations to a new facility.  As a result, we conducted no new research.  For the years ended September 30, 2011, and 2010, we expended approximately $296 and $82,934 respectively, on research and development.

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

Raw Materials and Production

Our  facilities are located in close proximity to our suppliers.  Quartz and bauxite are the primary  raw materials used in the production of Micro-Nano Silicon™ There are abundant quartz mineral resources in nearby Chinese districts such as Hechuan and Qingchuan and abundant supplies of bauxite  in Hechuan and nearby Chongqing and Guizhou. Similarly other raw materials such as caustic soda, calcined soda, sodium sulphate anhydrous and calcium carbonate powder are also available in sufficient quantities, good quality and competitive cost in Sichuan province. One major vendor, Chongqing Trading Company, also one of our major customers, provided approximately 99% and 98% of the Company’s purchases of raw materials for the years ended September 30, 2011 and 2010, respectively. We recognize this concentration risk and will actively seek to reduce this risk in fiscal year 2012.

Employees

As of September 30, 2011 we had approximately 120 full-time employees. The breakdown of our employees is as follows:

Production Line	36
Quality Control and Workshop	11
Foreman/Production Line managers	8
Engineers	10
Warehouse	4
Cooks/Cleaners/Guards	8
Senior Management	7
Office Administrators	15
Accounting	9
Sales and Marketing	12

Total	120

All of our full-time employees are based inside China. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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

Distribution and Customers

We are currently selling Micro Nano Silicon through distributors and our own sales staff.  During the fiscal year ended September 30, 2011,  two distributors, Chongqing Trading Company, Ltd., and Chengdu Blue Wind Company accounted for approximately 44% and 32% of our revenue, respectively.  Chongqing Trading Company is a state owned enterprise, and distributes our product in seven districts and eight major cities. Our in-house sales staff of 12 employees seeks to establish relationships with additional distributors of our products. We intend to increase the size of our sales force as we increase our production capacity. In order to create awareness and acceptance of our products we occasionally sponsor charitable events.

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

We compete primarily on the effectiveness and the price of our products. The detergent additive market is a highly fragmented market with approximately 300 detergent additive manufactures throughout the country.  Although we believe that Micro Nano Silicon is more cost effective and provides better performance than 4A-Zeolite, the primary non-phosphate additive in the detergent industry, we cannot assure you that we will be able to obtain wide spread market acceptance of Micro Nano Silicon as a non-phosphate detergent additive. With respect to Micro Nano Silicon, as an accelerator additive in cement, as a flame retardant additive in rubber and plastics and as a pigment in paints, we believe that we will be able to gain market acceptance of our product as a result of the potential cost savings from the use of our product. However, we cannot assure you that this will be the case.

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

RISKS RELATED TO OUR OPERATIONS

If one of our principal suppliers ceased to provide raw materials to us, it could disrupt our production activities, reduce our sales, and result in a loss of customers.

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

Our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems.  We experience an average accounts settlement period ranging from one month to as high as three months from the time we sell our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

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

We rely heavily on our founder, Chairman, Chief Executive Officer, Chief Financial Officer and President, Mr. Pu Fachun. The loss of his services could adversely affect our ability to source products from our key suppliers and our ability to sell our products to our customers.

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

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

We currently have a negative cash flow, negative working capital, and may not be able to fully resume operations without additional injections of capital.

As shown in the accompanying financial statements, the Company has negative cash flow for the year ended September 30, 2011 and at September 30, 2011 the Company’s current liabilities exceeded its current assets by $5.1 million.  In addition, approximately $3.2 million of the Company’s loans will be due in fiscal year 2012.  The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012 in its new facilities. However, the current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun has the intention to continue providing necessary funding for the Company’s normal operations. It is not certain, however, that he will be able to provide sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

—	levying fines;

—	revoking our business license, other licenses or authorities;

—	requiring that we restructure our ownership or operations.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the
United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, in November 2011, the consumer price index went up by 4.2 percent year-on-year. The price grew by 4.2 percent in cities and 4.3 percent in rural areas. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define a de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and American Nano Delaware. Both us and American Nano Delaware have all members of management team located in China. If the PRC tax authorities determine that we or Nanchong Chunfei is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or American Nano Delaware receives from Nanchong Chunfei  will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

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

Risk Related to Our Common Stock

The price at which our common stock has traded has been highly volatile.  From October 1, 2007, the low and high sale prices of our common stock on the OTC Bulletin Board ranged from $0.10 to $2.19 per share.  Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline.   You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

We are authorized to issue up to 200,000,000 shares of common stock.  Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. As of December 29, 2011 there were 36,210,558  shares of common stock outstanding and warrants to purchase 4,800,000 shares of common stock. Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

The land use right entitles us to the exclusive use of the property on which our facilities are located until July 2051.  Our facilities are located at the Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park Nanchong, Sichuan province. Our facilities are located in an economic development zone and are supplied with low-cost water, electricity, gas and communication facilities.  It has good transportation links with a location that is situated close to the Chengdu-to-Nanchong expressway, the Nanchong-to-Chongqing expressway and the Nanchong railway station.

Our manufacturing campus covers an area of 54,000 square meters. There campus has the following separate structures:

Structure	area in square meters

Engineering	830
Corporate/Administrative Offices	5000
Hostel	4000
Testing/Quality Control	4200
Nano Silicon production	5300
Sodium Aluminate production	1274
Flame retardant production	4434
Nano Silicon workshop	4416
Boiler plant	1341
Raw materials	5003

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

Period	High	Low
Quarter Ended December 31, 2009	$1.05	$0.55
Quarter Ended March 31, 2010	$1.50	$1.00
Quarter Ended June 30, 2010	$2.19	$1.08
Quarter Ended September 30, 2010	$2.15	$1.51

Quarter Ended December 31, 2010	$2.00	$1.30
Quarter Ended March 31, 2011	$1.75	$0.95
Quarter Ended June 30, 2011	$1.25	$0.05
Quarter Ended September 30, 2011	$0.65	$0.10

(b) Shareholders

On December 29, 2011 there were approximately 1,119 holders of record of our common stock.

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

Recent Events

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. The Company temporarily suspended production to facilitate the move, resulting in a decrease in sales in the third quarter of fiscal year 2011 and no sales in the fourth quarter.  On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities.as well as manufacture its new flame retardant additive product.  The Company began limited production of its flame retardant additive product on January 2, 2012.

In July 2011, the Company agreed to issue 220,000 shares to the holders of shares and warrants issued in March and June 2010,  since the Company didn’t meet the net income target as defined in the Stock Purchase Agreement. The issuance of the common stock was treated as reallocation of the proceeds from the private placement and had no impact on the Company’s net income. In addition, the exercise price of the 2,000,000 Series B Warrants purchased in March 2010 was reduced to $.70 per share.  The exercise price of the 2,000,000 Series B Warrants purchased in June 2010 was reduced to $1.00 per share.  In either case, however, the modified exercise prices apply only to exercise for cash.  If the Investors exercise the warrants through the cashless exercise method, then the exercise price remains $1.50 per share.  In connection with the compromise, the Investors loaned $100,000 to the Company for one year interest-free.

In September 2011, the Company agreed to issue 1,650,636 shares to Pu Fachun, its CEO,  to acquire the interest in the Company’s subsidiary that Mr. Pu owned.   No gain or loss was recognized due to this transaction. The shares were issued on November 28, 2011.

In September 2011, the Company agreed to issue 3,116,510 shares to settle long term loans of $1,869,906. The shares issued were valued at  $0.60 per share. The shares were issued on November 28, 2011.

In September 2011, the Company granted options to purchase a total of 800,000 shares of common stock to Company employees.  The options have a term of five years and an exercise price of $.10 per share.  The options were issued to 67 employees of the Company or its subsidiaries.

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

In our preparation of the financial statements for fiscal year 2011, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 10 to the financial statements, to record a 100% allowance for our deferred tax assets.  This determination was based on the uncertainty that we would realize income taxable in the U.S. in future years; and

•
our determination, to record no allowance for doubtful accounts with respect to the accounts receivable owed by our two principal customers who, as described in Note 11 to the financial statements, contributed 76% of our revenue for the year.  The determination was based on the fact that the conclusions of our standard receivable testing procedures.

•	the fair value determination of derivatives liability, which including the assumptions used in the Black- Scholes option-pricing model risk free rate, volatility and dividend yield.

Results of Operations

Revenues

Our revenues decreased by 31.3% or $7,325,766 from $23,403,930 for the year ended September 30, 2010 to $16,078,164 for the year ended September 30, 2011. The decrease in revenue is primarily due to the fact that we moved our factory site during the second half of the fiscal year to facilitate product diversification capabilities.  Production was suspended during the move, resulting in a decrease in sales in the third and fourth quarters of fiscal year 2011.

Gross Profit

The decrease in our cost of goods sold was approximately proportionate to the decrease in our revenues. Cost of goods sold, which consists primarily of labor, overhead and product cost, was $12,318,591 for the year ended September 30, 2011, representing a decrease of $5,446,350 or 30.6% compared to the year ended September 30, 2010.   As a result, gross margin remained relatively unchanged at 23.4% in fiscal year 2011 as compared to 24.1% in fiscal year 2010.

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

Our SG&A expenses for the year ended September 30, 2011 and 2010 were $1,006,235 and $1,062,726 respectively. Our SG&A expenses for the year ended September 30, 2011 include a one time charge of $319,999 related to the issuance of options to Company employees. Excluding this one time charge, our SG&A expenses as a percentage of our revenues are comparable year over year (4.3% in fiscal year 2011 vs. 4.5% in fiscal year 2010).

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focus on developing such uses as well as developing nano filitering technology and the production processes for our product.

We have entered into cooperative research and development agreements with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.  By leveraging our relationships with our research institute partners, we are able to tap into innovation while minimizing our overheard costs at the same time.

Our immediate need during fiscal 2011 has been the expansion of product diversification capabilities..  For that reason, we suspended our research and development activities and focused the attention of our staff on the logistics of our move to a new facility. For the years ended September 30, 2011 and 2010, we expended $296 and 82,934, respectively, on research and development.

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

Other Income and Expense

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during fiscal year 2011, the fair value of the warrants also fell by $3,552,385.  In contrast, the market price of our common stock increased during the portion of fiscal 2010 after we issued the warrants, which resulted in an increase of  $3,102,455 in the fair value of the warrants in fiscal year 2010. We recognized these changes in our Statements of Operations as “other income” or “other expense.”

The other major element of Other Income and Expense during fiscal year 2011 was the impairment loss of $2,149,611.  This impairment occurred in connection with the relocation of our manufacturing facility, as we were required to scrap manufacturing equipment with a book value in that amount.

Income from Operations and Net Income

Our operations are currently profitable, and have been so for the past two years.  Income from operations totaled $2,753,042 for the year ended September 30, 2011. This represented a $1,740,287 or 38.7% decrease from income from operations during fiscal 2010. However, this is a proportionate decrease, given the 31.3% decrease in revenue year over year.

Although our plans to expand our facilities and increase research and development activities will increase our operating expenses in the future, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.

Our net income, on the other hand, is and will be impacted by our obligation to “mark-to-market” the fair value of our outstanding derivative securities.  In fiscal year 2010, we realized a net loss of $4,281,132, primarily due to the $7,629,593 in expenses we recorded as a result of our private placement of  derivative securities.  In contrast, our net income for fiscal year 2011 was increased by $7,657,383 as a result of the reduction in value of those derivative securities.  This helped to balance the impairment loss of $2,149,611 that we incurred in connection with the relocation of our manufacturing facility.

In future periods, therefore, until our derivative securities are terminated, our net income will be determined in large part by changes in the market price of our common stock. Perversely, as the market value of our company increases, so will our net loss.

Liquidity and Capital Resources

	As of September 30,
	2011	2010
Total current assets	$284,264	$1,346,541
Total current liabilities	5,378,520	2,946,469
Working capital (deficiency)	$(5,094,256)	$(1,599,927)

At September 30, 2011 we had a working capital deficiency of $5,094,256, representing an increase of $3,494,329 in the deficit during the 2011 fiscal year.  Our current assets on September 30, 2011 were only $284,264, of which only $204,135 were liquid.  We reduced our current assets in anticipation of the shut-down of production that accompanied the relocation of our production facility, and collected all of our accounts receivable, as we had no sales in the fourth quarter. Our current liabilities are primarily composed of short term loans totaling $3,233,528, accrued expenses and other payables totaling $503,756, and short term related parties payables totaling $1,399,255 due to Chunfei Real Estate and Mr. Pu’s wife. Chunfei Real Estate is owned by Mr. Pu Fachun, the single largest shareholder and president of the Company.

To date, the Company has not commenced full-scale manufacture at its new facilities. The primary reason is a lack of working capital to purchase raw materials for its products. In the past, the Company received seller financing for its raw material purchases from  its single largest supplier and customer, Chongqing Trading Company which supplied the Company with 99% and 98% of its raw materials and also accounted for 44% and 35% of revenues in the past two fiscal years.  However, in an effort to minimize this concentration risk, the Company is actively negotiating with other raw materials suppliers to secure beneficial terms and long-term cooperation agreements to facilitate production at its new site. As a result of our negative cash flow and our inability to commence full-scale manufacture as of the date of this report, our auditors have issued a going concern opinion to us. If the Company is not able to reach favorable trade terms, it will seek additional capital resources, such as bank loans, an equity raise, or rely on our management to further loan capital to the Company, in order to fund these work capital needs.

At September 30, 2011 we had loans due to third parties in the aggregate principal amount of $7,050,424. These loans mature at various times ranging from within six months from the date of this report through 2014.

The following tables summarize our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$3,180,864	$1,399,255	$1,781,609	$—	$—
Loan payable to unrelated parties	3,781,013	3,233,528	547,485	—	—
Construction security deposit	88,547	88,547	—	—	—
Total contractual obligations	$7,050,424	$4,721,330	$2,329,094	$—	$—

Our operations provided us $2,575,903 in cash during fiscal year 2011.  The cash provided by operations was $800,348 less than our net income of $3,376,251 for the period. This is mainly due to the return of $1,184,690 in construction security deposits to our contractors as construction of our new facilities were completed in fiscal year 2011.

By comparison, our operations provided us $5,103,004 in cash during fiscal year 2010 despite our net loss of $4,281,132 for the period. This discrepancy was attributable to the $4,527,138 loss on private placement we recorded and the increase in our stock price which resulted in an other expense of $3,102,455 from the change in the fair value of the warrants from the private placement.

For fiscal year 2011, our financing activities includes: proceeds from related party loans of $1,708,411, other short-term loans of $1,323,747 and proceeds from long term loans of $342,649.

The largest demand on our cash during fiscal year 2011 was our ongoing construction activities.  We used $6,783,960 in cash to make additions to our property and equipment during fiscal year 2011. The completion of our relocation to our new facilities in December 2011 marked the end of a two year project that saw us expend $ 13,462,154 on additions to property, plant and equipment.

The rapid growth in demand for our products has created a need for rapid expansion of our product diversification capabilities.  However, we are also very conscious of current market needs for new product lines that can utilize our Micro Nano Silicon additive. We are focused on launching our flame retardant additive product line and will explore further expansion based on market acceptance and needs.

Future expansion into other product lines, however, will require additional capital.  For that reason we continue to pursue opportunities for financing. We have at this time, however, no firm commitments for additional funds.

As of the date of this report, we do not have sufficient assets to properly operate for the next 12 months. However, we have a commitment from our president, Mr. Pu Fachun to secure financing through third party loans or personal loans to provide us with sufficient liquidity for the next 12 months.

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

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

We have audited the accompanying consolidated balance sheets of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the  period ended September 30, 2011. American Nano Silicon Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the  period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company suspended its operations in May 2011.  In addition, the Company has suffered negative cash flows for the year ended September 30, 2011 and has a net working capital deficiency as of September 30, 2011 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

Marlton, New Jersey

January 13, 2012

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	As of September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$92,796	$498,563
Accounts receivable, net	-	574,956
Inventory	111,339	193,633
Advance to suppliers	-	6,911
Deferred financing cost	-	65,000
Prepaid expense	78,123	-
Employee advances, net	2,006	7,478
Total Current Assets	284,264	1,346,541

Property, plant and equipment, net	21,667,629	17,030,142

Other assets:
Land use right, net	1,028,475	1,006,065
Long term receivable - related party	-	337,759
Total other assets	1,028,475	1,343,824

Total Assets	$22,980,368	$19,720,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$56,076	$292,426
Short term loan	3,233,528	597,804
Taxes payable	97,358	470,321
Construction security deposits	88,547	1,241,935
Due to related parties	1,399,255	-
Accrued expenses and other payables	503,756	343,983
Total Current Liabilities	5,378,520	2,946,469

Long-term liabilities
Long term Loan	547,485	1,970,556
Due to related parties	1,781,609	780,946
Warrant liabilities	1,545,098	5,097,483
Total Long Term Liabilities	3,874,192	7,848,985

Total Liabilities	9,252,712	10,795,454

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,362,130 and 30,900,067 issued and outstanding as of September 30, 2011 and 2010, respectively	3,136	3,090
Additional paid-in-capital	11,306,806	8,998,234
Accumulated other comprehensive income	1,809,418	1,121,464
Retained Earnings (Accumulated deficit)	608,296	(2,830,569)
Total American Nano Stockholders' Equity	13,727,656	7,292,219
Noncontrolling interest	-	1,632,834
Total Equity	13,727,656	8,925,053

Total Liabilities and Stockholders' Equity	$22,980,368	$19,720,507

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the Years Ended
	September 30,
	2011	2010

Revenues	$16,078,164	$23,403,930

Cost of Goods Sold	12,318,591	17,764,941

Gross Profit	3,759,573	5,638,989

Operating Expenses
Research and development expense	296	82,934
Selling, general and administrative	1,006,235	1,062,726

Income from operations	2,753,042	4,493,329

Other Income and Expense
Interest expense	(105,993)	(32,766)
Loss on private placement	-	(4,527,138)
Change of fair value of derivative liabilities	3,552,385	(3,102,455)
Impairment loss and disposal loss from property and equipment	(2,149,611)	(366,642)
Other income (expense)	(152,992)	1,754
Total other expense	1,143,789	(8,027,247)

Income Before Income Taxes	3,896,831	(3,533,918)

Provision for Income Taxes	520,580	747,214

Net Income (Loss)	3,376,251	(4,281,132)

Net income (loss) attributable to the noncontrolling interest	(62,614)	301,851

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	3,438,865	(4,582,983)

Other comprehensive income (loss)
Foreign currency translation adjustment	687,954	319,756

Comprehensive Income (Loss)	$4,126,819	$(4,263,227)

Income (loss) per common share
Basic	$0.11	$(0.16)
Diluted	$0.11	$(0.16)

Weighted average number of common shares
Basic	31,087,648	28,373,412
Diluted	31,126,408	28,373,412

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
(Expressed in US dollars)

	Common Stock			Accumulated Other	(Accumulated deficit)		Total
	par value $.0001		Additional	Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Interest	Equity

Balance at September 30, 2009	26,578,767	$2,658	$4,506,941	$801,708	$1,752,414	$1,330,983	$8,394,704

Stock based compensation	121,300	12	169,629				169,641
Stock issued in private placement	4,200,000	420	(210)				210
Net income (loss)					(4,582,983)	301,851	(4,281,132)
Exercise of option			4,321,874				4,321,874
Other comprehensive income, net of tax							-
Foreign currency translation adjustments				319,756			319,756

Balance at September 30, 2010	30,900,067	3,090	8,998,234	1,121,464	(2,830,569)	1,632,834	8,925,053

Stock based compensation	462,063	46	418,353				418,399
Net income (loss)					3,438,865	(62,614)	3,376,251
Acquisition of non-controlling interest			1,570,220			(1,570,220)	-
Options granted to senior management			319,999				319,999
Other comprehensive income, net of tax							-
Foreign currency translation adjustments				687,954			687,954

Balance at September 30, 2011	31,362,130	$3,136	$11,306,806	$1,809,418	$608,296	$-	$13,727,656

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the year ended
	September 30
	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$3,376,251	$(4,281,132)
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Bad debt expense	-	35,712
Impairment loss and disposal loss from property and equipment	2,149,611	366,608
Loss on private placement	-	4,527,138
Change of fair value of derivative liabilities	(3,552,385)	3,102,455
Depreciation and amortization	682,110	709,341
Stock based compensation expense	738,399	169,641
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	588,488	464,963
Inventory	89,457	40,293
Employee advances	5,699	(2,174)
Advances to suppliers	7,073	57,826
Prepaid expense and other expenses	(13,125)	-
Related party receivables	-	168,958
Increase (decrease) in -
Accounts payable	(66,228)	(142,146)
Construction security deposits	(1,184,690)	(9,771)
Taxes payable	(457,211)	45,440
Accrued expenses and other payables	212,454	(150,148)
Cash provided by Operating Activities	2,575,903	5,103,004

Cash Flows From Investing Activities:
Additions to property, plant, and equipment	(6,783,960)	(6,678,194)
Proceeds from disposal of property, plant, and equipment	69,703	-
Loan to related party	345,708	-

Cash used in investing activities	(6,368,549)	(6,678,194)

Cash Flows From Financing Activities
Proceeds from issuance of stock	-	1,789,975
Proceeds from related party loans	1,708,411	282,580
Repayment of loans	-	(226,224)
Proceeds from short term loans	1,323,747
Proceeds from long term loans	342,649	-
Cash provided by (used in) financing activities	3,374,807	1,846,331

Effect of exchange rate changes on cash and cash equivalents	12,072	62,546

Increase in cash and cash equivalents	(405,767)	333,687

Cash and Cash Equivalents - Beginning of the year	498,563	164,876

Cash and Cash Equivalents - End of the year	$92,796	498,563

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$18,073	-
Income taxes	$786,711	724,724
Noncash investing activity:
Unpaid property, plant and equipment additions, included in accounts payables	(178,316)	223,685

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was originally incorporated in the State of California on September 6, 1996 as CorpHQ, Inc. (“CorpHQ”). The Company has been primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiaries, Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”),  and Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”).

On August 26, 2006, ANNO, through its wholly owned subsidiary American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”), acquired a 95% interest in Nanchong Chunfei, a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owns 90% of Chunfei Chemicals, a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owns 92% of Hedi Medicines, also a Chinese company incorporated under the law of PRC on June 27, 2002.

On September 6, 2011, the Company acquired all minority interests in its subsidiaries by agreeing to issue 1,650,636 shares of common stock to the minority interest holders. Thereafter, Nanchong Chunfei, Chunfei Chemicals, and Hedi Medicines became wholly owned subsidiaries of ANNO. The shares were issued to the minority interest holders on November 28, 2011.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in the consolidation.

Non-controlling interests

Prior to the acquisition on September 6, 2011, non-controlling interests result from the consolidation of  our 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities, and fair value of other financial instruments. Actual results could differ from these estimates.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 method to measure fair value of its warrant liability (see note 12c). The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit and all highly liquid debt instruments with an original maturity of three months or less.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Provisions are made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provisions. These provisions are based on management’s analysis of customers’ credit history and current relationships with those customers. Based on this assessment, it has been concluded that realization losses on balances outstanding at year-end will be immaterial.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk.

Inventory

Inventories consist of  raw materials and packing supplies. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Property, plant & equipment

Property, plant and equipment are stated at cost. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Depreciation and amortization are calculated using the straight-line method over the following useful lives:

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. In fiscal year 2010, we demolished a portion of landscaping and pavement in order to continue construction of our new manufacturing facilities. Also, we demolished one floor of a building under construction in order to continue the construction of the new manufacturing facility. Therefore, we recognized an impairment loss from fixed assets of $366,642 during the fiscal year ended September 30, 2010. In December 2011, we fully completed our relocation to our new manufacturing facilities and abandoned operations at the old manufacturing site. We recognized an impairment loss from fixed assets of $2,149,611 for the fiscal year ended September 30, 2011.

Advance to suppliers

Advance to suppliers represents the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. As of September 30, 2011, the final phase of construction had not been completed.

Revenue recognition

The Company recognizes revenue under the FASB Codification Topic 605 (“ASC Topic 605”). Revenue is recognized when all the following have occurred: persuasive evidence of arrangement with customers, products are delivered, fees are fixed and determinable and collection is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 3,961 and $8,613 for the year ended September 30, 2011, and 2010, respectively.

Taxation

Income taxes

The Company accounts for income tax under the provisions of FASB ASC 740-10-25, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Uncertain tax positions

During the course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2011, we had zero unrecognized tax benefits or provisions.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax payable for the Company as of September 30, 2010 was $ 98,435 and the Company had value added tax recoverable for $ 15,038 as of September 30, 2011.

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

Statement of cash flows

In accordance with FASB ASC 230, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Foreign currency translation

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi (“RMB”), as the functional currency. Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Equity accounts are translated in the historical exchange rate when the transactions took place.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

September 30, 2011
Balance sheet	RMB 6.3843 to US$1.00
Statement of operations and comprehensive loss	RMB 6.5372 to US$1.00

September 30, 2010
Balance sheet	RMB 6.6912 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8120 to US$1.00

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income (loss).

Recent accounting pronouncements

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

Note 3 – INVENTORY

The inventory consists of the following:
	As of September 30, 2011	As of September 30, 2010

Raw materials	$63,840	$62,678
Packing supplies	18,522	33,325
Work-in-process	22,940	-
Finished goods	6,037	97,630

Total	$111,339	$193,633

Inventories are stated at the lower of cost or market. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance for inventories was made for the years ended September 30, 2011 and 2010.

Note 4– PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

	As of September 30, 2011	As of September 30, 2010

Machinery & equipment	$9,140,703	$4,759,665
Plant & Buildings	12,624,123	4,846,581
Sub total	21,764,826	9,606,246

Less: accumulated depreciation	(1,436,420)	(1,349,642)
Add: construction in process	1,339,223	8,773,538

Property, plant and equipment	$21,667,629	$17,030,142

Depreciation expense for the years ended September 30, 2011 and 2010 was $656,772 and $685,024, respectively. In December 2011, we fully completed our relocation to our new manufacturing facilities and abandoned operations at the old manufacturing site. In fiscal year 2010, we demolished a portion of landscaping and pavement in order to continue construction of our new manufacturing facilities. Also, we demolished one floor of a building under construction in order to continue the construction of the new manufacturing facility.  Therefore, we recognized an impairment loss from fixed assets of $2,149,611 and $366,642 during the year ended September 30, 2011 and 2010 respectively.

The Company has completed construction and began limited production as of January 2, 2012. For the year ended September 30, 2011 and September 30, 2010, the Company has spent a total of $1,339,223 and $8,773,538 on the project, respectively. No interest was capitalized since the Company has financed the entire project on its own and no external loans were used.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

The details of loans to/from related parties are as follows:

	As of September 30, 2011	As of September 30, 2010

Receivable from Chunfei Daily Chemical	$-	$-
Loan to/Receivable from Chunfei Real Estate	-	337,759
Total loan to Related Parties	$-	$337,759

Short term loan From Chunfei Real Estate and Zhang Lizi	$1,399,255	$-
Total Due to Related Parties-short term	$1,399,255	$-

Loan From Chunfei Real Estate (long term)	55,486	52,942
Loan From Chunfei Daily Chemical	275,270	281,893
Loan From Pu, Fachun (shareholder)	1,442,237	437,891
Loan From other officer and employee	8,616	8,220
Total Due to Related Parties-Long term	$1,781,609	$780,946

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The loans from Mr. Pu and Daily Chemical bear no interest and are due in 2014 and December 2013, respectively. Zhang Lizi is the wife of Pu Fachun, the single largest shareholder and president of the Company.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of September 30, 2011 and 2010, intangible assets consist of the following:

	2011	2010
Land use rights	$1,158,082	$1,104,973
Less: accumulated amortization	(129,607)	(98,908)

	$1,028,475	$1,006,065

The amortization expense from the years ended September 30, 2011 and 2010 was $25,338 and $24,317, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	As of September 30, 2011	As of September 30, 2010
Corporate income tax payable	112,310	367,172
Value-added tax payable (recoverable)	(15,038)	98,435
others	86	4,714

Total tax payable	97,358	470,321

NOTE 8 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	As of September 30, 2011	As of September 30, 2010

a) Loan payable to Nanchong City Bureau of Finance due on demand, a fixed interest rate of 0.465% per month	$626,537	$597,804
b) Loan payable to Bank of Nanchong due on December 22, 2011, at fixed interest rate of 0.463% per month	783,171	-
c) Individual loans from various investors (see note 12-B)	100,000	-
d) Individual loans from unrelated parties, which were converted into equity in November 2011 (see Note 16)	1,253,917
e) Individual loans from unrelated parties bearing no interest, maturing in 2012	469,903	-
Total short term loan	$3,233,528	$597,804

a) Individual loans from unrelated parties bearing no interest, maturing in 2012	$-	$410,289
b) Individual loans from unrelated parties bearing no interest, maturing in 2013 and 2014	430,009	1,560,267
c) Individual loans from unrelated parties annual interest of 3%, due in August 2013	117,476	-
Total long term loan	$547,485	$1,970,556

The Company accrued interest expense of $107,001 and $32,766 for years ended September 30, 2011 and 2010, respectively.  The loan from the Bank of Nanchong was secured by the land use right and guaranteed by the Company’s CEO and his wife.

NOTE 9 –  CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of September 30, 2011 and 2010, the balance of the construction security deposits was $88,547 and $1,241,935, respectively.

The remaining balance of $88,547 as of September 30, 2011 will be returned in fiscal year 2012 when construction is expected to be fully completed.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China. Chunfei Chemical is a foreign invested entity located in western China, which enjoyed a tax holiday of 10% deduction from 2007 to 2011. Nanchong Chunfei was taxed at 12.5% from 2009 to 2011, which was approved by the local tax authority. Hedi Medicines was taxed at the 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2011 and 2010:

	For the year ended September 30
	2011	2010
US statutory income tax rate	35.00%	35.00%
Foreign income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-10.7%	-18.20%
Permanent differences	-1.0%	-27.95%
Effective rate	13.4%	-21.14%

Permanent differences represent fixed assets impairment losses and other losses that are not recognized by local tax authorities and the U.S. parent company's unrealized gain that is not subject to U.S. income tax and could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S. income tax purposes for the years ended September 30, 2011 and 2010. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $1,881,776 and $ 1,192,866 for the years ended September 30, 2011 and 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2031. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011 and 2010, respectively for the temporary difference related to the loss carry-forwards. The valuation allowances for the years ended September 30, 2011 and 2010 were $658,621 and $417,503, respectively.

The following table reconciles the changes of deferred tax assets for the years ended September 30, 2011 and 2010:

	As of September 30, 2011	As of September 30, 2010
Deferred tax assets beginning	417,503	178,007
Addition: loss carry forward	241,119	239,496
Valuation allowance-beginning	417,503	178,007
Additions valuation allowance.	241,119	239,496

Deferred tax assets - net	-	-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2008. These tax returns are subject to examination by the tax authorities.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 76% of the net revenue for the year ended September 30, 2011, with each customer individually accounting for 44% and 32%, respectively. Two major customers accounted for approximately 77% of the net revenue for the year ended September 30, 2010, with each customer individually accounting for 35% and 42%, respectively.

One major vendor provided approximately 99% and 98% of the Company’s purchases of raw materials for the year ended September 30, 2011 and 2010, respectively.

None of the vendors or customers mentioned above is a related party to the Company.

NOTE 12 – STOCKHOLDERS’ EQUITY

A. Stock issued for consulting services

FY 2010:

On March 4, 2010, 47,786 shares of restricted common stock were issued as partial compensation to one director and one officer for certain consulting services provided to the Company.  A total of $57,343, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statement of Operations as a part of general and administrative expenses.

On April 8, 2010, 60,000 shares of restricted common stock were issued to an investor relations company as compensation for the service rendered to the Company. A total of $90,000, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statement of Operations as a part of general and administrative expenses.

On April 29, 2010, 13,514 shares of restricted common stock were issued to the Company’s independent director and audit committee chairman as compensation for service rendered to the Company from April to October 2010. A total of $22,298, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Operations as a part of general and administrative expenses.

FY 2011:

In October, 2010, 10,256 shares of restricted common stock were issued to the Company’s independent director and audit committee chairman as compensation for service rendered to the Company from October 2010 to April 2011. A total of $20,000, which represents the fair value of the service, was included in common stock and additional paid-in capital. $20,000 was expensed and included in the Statements of Operations as a part of general and administrative expenses.

In October, 2010, 15,000 shares of restricted common stock were issued as partial compensation to a consultant for services provided to the Company for the year ended September 30 2010.  The service was valued at $30,900, which was included in common stock and additional paid-in capital. Accrued expense was reduced by the same amount.

In October 2010, 60,000 shares were issued to the Company’s investor relation agent for the service from October 2010 to March 2011. A total of $120,000, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $120,000 was expensed and included in the Statements of Operations as a part of general and administrative expenses.

In October 2010, 20,000 shares were issued to a law firm for the service performed for the drafting of a registration statements filing. A total of $40,000 was included in common stock and additional paid-in capital and accrued expense was reduced by the same amount.

In March 2011, 150,000 shares were issued to a Company’s investor relations agent for service from March 2011 to March 2012. A total of $187,500, which represents the fair value of the shares issued, was included in common stock and additional paid-in capital. $109,375 was expensed and included in the Statements of Operations as a part of general and administrative expenses and $78,125 was recorded in prepaid expense

In July 2011, 16,807 shares of restricted common stock were issued to the Company’s independent director and audit committee chairman as compensation for service rendered to the Company from April to October 2011. A total of $20,000, which represents the fair value of the service, was included in common stock and additional paid-in capital. $20,000 was expensed and included in the Statements of Operations as a part of general and administrative expenses.

B. Stock Purchase Agreement

On March 26, 2010, the Company issued 2,100,000 shares of common stock and 2,000,000 Warrants to purchase Common Stock (Series B Warrants) to three accredited institutional funds and an accredited investor for $1,000,000 (the “Investors”). Net proceeds were approximately $870,000, net of issuance costs of approximately $130,000 in cash.  The Stock Purchase Agreement provided the Investors the right, which they exercised on June 10, 2010, to purchase an additional 2,100,000 shares of common stock and 2,000,000 Series B Warrants for an additional $1,000,000. The Series B Warrants allow the holders, prior to March 2013, to purchase up to 4,000,000 shares of common stock from ANNO.  The Series B Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares.  Cashless exercise is permitted only if there is no effective registration statement permitting resale of the common shares underlying the Series B Warrants.

The initial exercise price of the Class B Warrants was $1.50 per share.  However, the Stock Purchase Agreement provided that if the net income (before non-cash items) of ANNO for the year ended September 30, 2010 was less than $4 million or if the net income (before non-cash items) of ANNO for the year ended September 30, 2011 was less than $5 million, then ANNO will issue additional common stock to the Investors in order to reduce their per share purchase price in proportion to the shortfall in net income.    Because the Company’s net income for fiscal year 2010, calculated according to the terms of the Stock Purchase Agreement, was $3,737,593, the Company had an obligation to issue to the investors 259,197 additional shares.  In July 2011 the Company and the investors reached an agreement to settle the obligation by (a) issuing an additional 220,000 shares to the investors and (b) reducing the exercise price of 2,000,000 of the Class B Warrants to $.70 per share and of the other 2,000,000 to $1.00, provided that payment is made in cash (cashless exercise may still occur at an exercise price of $1.50). At the same time the investors made a one year, interest-free loan of $100,000 to the Company (See:  Note 8).  The issuance of the common stock was treated as reallocation of the proceeds from the private placement and had no impact on the Company’s net income.

The issuance of the common stock was treated as reallocation of the proceeds from the private placement and had no impact on the Company’s net income. 190,000 shares were issued as of September 30, 2011 and 30,000 shares were issued on November 28, 2011. For fiscal year 2011, the Company did not meet the net income target as defined in the private placement agreement.  If the formula in the private placement agreement were strictly adhered to, the Company would be obliged to issue approximately 4 million shares to the investors.  However, since the shortfall in income was a result of the extraordinary circumstance of relocating the manufacturing facilities and temporarily suspending production, the Company believes that strict adherence to that formula is not appropriate. Therefore, the Company will seek to reach a compromise with the investors on the number of common stock to be issued as compensation.

C. Loss on Private Placement

The exercise price of the Series B Warrants is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.   As a result of its interpretation, the Company concluded  that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  The Company uses Level 2 method to measure fair value of its warrant liability .

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

As of September 30, 2011 and 2010, the fair value of outstanding warrants was $1,545,098 and $5,097,483, respectively. The change in fair value of warrants in the amount of $3,552,385 and $82,389 was recorded as a change of fair value of derivative liabilities in the Statement of Operations.

During the year ended September 30, 2011 and 2010 the Company’s warrant liability accounts changed as followed:

Warrant
Opening balance
Issued in 2010	$5,179,872
(Income) Loss included in earnings	(82,389)
Exercised in 2010	-
Closing balance 2010	5,097,483

(Income) Loss included in earnings	(3,551,425)
Exercised in 2011	-
Closing balance 2011	$1,546,058

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$1.50	2,000,000	2.48	$1.50	2,000,000	$1.50
$1.50	2,000,000	2.69	1.50	2,000,000	1.50
	4,000,000	2.58	$1.50	4,000,000	$1.50

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.70	2,000,000	1.51	$0.70	2,000,000	$0.70
$1.00	2,000,000	1.72	1.00	2,000,000	1.00
	4,000,000	1.62	$1.50	4,000,000	$0.85

D.  Stock Options

In September 2011, the Company’s board approved the issuance of options to purchase a total of 800,000 shares of common stock to 67 employees. The options have a term of five years and an exercise price of $ 0.10 per share. There is no vesting period for the options. The options are valued by using the Black-Scholes options-pricing model and the full amount of $319,999 was expensed as general and administrative expense in 2011.

The following table summarizes the status of options activities as of September 30, 2011:

	Options Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding October 1, 2010	-
Granted	800,000	$0.10	5
Forfeited
Exercised
Outstanding, September 30, 2011	800,00	$0.10	5

NOTE 13– Earnings (loss) Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended September 30, 2011 and 2010:

	2011	2010
Net income (loss) for basic earnings (loss) per share	$3,376,251	$(4,582,983)
Weighted average shares used in basic computation	31,087,648	28,373,412
Earnings (loss) per share:
Basic	$0.11	$(0.16)

Diluted earnings per share
	2011	2010
Net income (loss) for diluted earnings (loss) per share	$3,376,251	$(4,582,983)
Weighted average shares used in basic computation	31,087,648	28,373,412
Diluted effect of warrants	-	-
Diluted effect of Options	38,760	-
Weighted average shares used in diluted computation	31,126,408	28,373,412

Earnings(loss) per share:
Diluted	$0.11	$(0.16)

For the year ended September 30, 2011 and 2010, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share because they would have an anti-dilutive effect.

NOTE 14– Commitments

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

 Remuneration of Directors

The Board of Directors has agreed that it will compensate to Mr. Robert Fanella upon commencement of his service and on each anniversary of his commencement date, with $10,000 cash plus $40,000 in the form of restricted shares of the Company’s common stock, calculated on the average closing price per share for the five (5) trading days preceding and including the date stock is issued. The Board will also compensate to Mr. He Ping, Mr. Lü Shuming, and Mr. Liu Dechun upon commencement of their service and on each anniversary of his commencement date, with $5,000 in cash.

NOTE 15– Going Concern

As shown in the accompanying financial statements, the Company has negative cash flow for the year ended September 30, 2011 and the Company’s current liabilities exceed its current assets by $5.1 million.  In addition, approximately $3.2 million of the Company’s loans will be due in fiscal year 2012.  The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun has the intention to continue providing necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16– Subsequent Events

On September 6, 2011, the Company acquired all minority interests in its subsidiaries by agreeing to issue 1,650,636 shares of common stock to the minority interest holders. Thereafter, Nanchong Chunfei, Chunfei Chemicals, and Hedi Medicines became wholly owned subsidiaries of ANNO. These shares were issued to the minority interest holders on November 28, 2011.

On September 6, 2011, the Company entered into an agreement with Pu Fachun and four other individuals who had loaned a total of $1,869,906 to the Registrant at various times between July 2008 and July 2011.  Pursuant to the agreement, the Company satisfied the debts in full by issuing shares of its common stock valued at $.60 per share.  A total of 3,116,510 shares were issued related to this debt conversion on November 28, 2011.

On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities as well as manufacture its new flame retardant additive product. The Company began limited production of its flame retardant additive product on January 2, 2012.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). That evaluation revealed that the lack of expertise in U.S. accounting principles among the personnel in our Chinese headquarters created a material weakness in our disclosure control and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. The material weaknesses consisted of the lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters, insufficient oversight of the Company’s external financial reporting and internal control over financial reporting, and a combination of the following deficiencies in internal control over financial reporting:

a.   There are no expense accrual procedures and controls.

b.   Related party assets/liabilities classification is not reviewed appropriately.

c.   Calculation and recording of depreciation expense is not done and reviewed appropriately.

d.   There are no policies and procedures in place for the calculation and recording of change of fair value of derivative liabilities.

e.   There are no policies and procedures in place for impairment test for long lived assets and impairment loss was not recorded timely and properly.

f.   The Company lacks of sufficient controls for bookkeeping of equity transactions.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Sichuan in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of accounting personnel who are trained in U.S. accounting principles could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Because of the above material weaknesses, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2011.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	57	CEO, CFO, President
Zhang Qiwei	40	Director
Zhang Changlong	56	Director
Robert J. Fanella	61	Independent Director
He Ping	39	Independent Director
Lü Shuming	68	Independent Director
Liu Dechun	36	Independent Director

The following is a summary of the business experience of our officers and director:

Pu Fachun, President and Chairman, 57 years old, is an entrepreneur with over 20 years of experience in the chemicals management business. Mr. Pu started his career as a production technician at the Nanchong Chemical Plant in Sichuan in 1972. In 1994, he founded Sichuan Chunfei Investment Company until he established Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006. Mr. Pu was central in the development and commercialization of the Company’s products. Prior to joining Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006, he had served as the Chairman of Sichuan Chunfei Investment Group. Mr. Pu joined the Company as a director and President and Chairman in July of 2007.

Zhang Qiwei, Director, 40 years old, was appointed as a new director of American Nano Silicon Technologies, Inc. on July 8, 2010. Mr. Zhang has served as as the general manager of Nanchong Chunfei Nano Silicon Technology Co Ltd, subsidiary of American Nano Silicon Technology, since early 2003. From 1999 to 2002, Mr. Zhang was the chief technical officer of Nanchong Chunfei Investment Group. Before joining Nanchong Chunfei Investment Group, Mr. Zhang earned his undergraduate degree in Chemical Engineering from Sichuan University, and he graduated in 1998.

Zhang Changlong, Director, 56 years old, has been General Inspector of Finance of Sichuan Chunfei Investment Group Co., Ltd. since October 2006.  He is trained as a senior accountant, and formerly served as Section Chief of the Treasurer’s Office of the Nanping Bureau of Forestry, as Section Chief of the Treasurer’s Office of the Weft-Knitted Knitting Plant of Sichuan Nanchong Gaoping District, as finance chief of Shenzhen Huifeng Industry Co., Ltd., and financial adviser to Nanchong Jialing Pharmaceutical Co., Ltd, a position he held since 2001 prior to taking his position with Sichuan Chunfei Investment Group. Mr. Zhang joined the Company as a director in July of 2007.

Robert J. Fanella. Mr. Fanella, CPA, was appointed as an independent director, and Audit Committee Chairman  effective April , 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.    From April, 2011 to present, Mr. Fanella has served as CFO for ARCIS Resources Corporation (OTCBB: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc , a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for China YCT International Group, Inc (OTCBB: CYIG).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant (CPA) in Illinois.

He Ping, 39 years old, was appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. Dr. He is currently serving as a professor of electrochemical studies at Southwest University of Science and Technology, School of Material Science and Engineering. Dr. He is an active member of the International Society of Electrochemistry (ISE) and the Chinese Chemical Society (CCS). Dr. He has published over 50 essays and dissertations in both national and international academic periodicals. Science Citation Index (SCI) and Engineering Information (EI) have cited over 40 essays wrote by Dr. He and provided them as a researching resource to the public. Dr. He earned his Doctoral degree from Chinese Academy of Science – Changchun Institute of Applied Chemistry in 2005.

Lü Shuming, age 68, is a senior licensed chemical-engineer with over 30 years of experience in China’s chemical industry. From 2002 to the present, he has served as a chief engineer and counselor at Chengdu Minhui Daily Chemical Technologies Co., Ltd. Prior to that, Mr. Lü was employed as the chief engineer involved in chemical engineering for different companies. Mr. Lü holds a bachelor degree in Chemical Engineering from Sichuan University. He graduated in 1967.

Liu Dechun, age 36, has been appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. From 2000 to the present, Mr. Liu has worked as an instructor at Southwest University of Science and Technology, Department of Applied Chemistry. Mr. Liu received his master degree in science in 2000 from Southwest University of Science and Technology.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

The Board of Directors appointed an audit committee, a compensation committee and a nominating committee in April 2009. The audit committee consists of Mr. Robert J. Fanella as the Chairman, and Mr. Lü, Mr. Liu, and Mr. He as members. Mr. Fanella is qualified to serve as an “audit committee financial expert,” as defined in  the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a principal financial officer.  Mr. Fanella, Mr. Lü, Mr. Liu, and Mr. He are  “independent” directors, as defined in the listing standards of NASDAQ.

Shareholder Communications

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

Code of Ethics

The Board of Directors has adopted a code of ethics applicable to the Company’s executive officers.  The Code of Ethics was filed an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  A copy may be obtained by a shareholder sending written request to the Company, attention Pu Fachun, CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2011, except that Pu Fachun filed a Form 4 four days late and none of the other directors has filed a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun. There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2011 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards		Other Compensation
Pu Fachun	2011	$10,000	--	--	$30,000	(1)	--
	2010	$10,000	--	--	--		--
	2009	$10,000	--	--	--		--
____________________________
(1)	On September 6, 2011 the Board of Directors granted Mr. Pu a five year option to purchase 75,000 shares for $.10 per share. The fair value of the option on that date was $30,000.

 As of May 1, 2008, we entered into an indefinite employment agreement with Pu Fachun.  The agreement provides for an annual salary of $10,000 for each year for the term of the agreement with Mr. Pu.

The agreement provides that the directors’ compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. The directors will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of the agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of director, (ii) upon the death of any director, or (ii) upon thirty days’ written notice from either party.

During the term of the agreement and for a period of eighteen months after the agreement’s termination, the director will be subject to a confidentiality agreement and a non-competition covenant, subject to certain conditions. Pursuant to the non-competition covenant, the directors agreed that they individually or as a group will not on behalf of, or in conjunction with any person, firm or corporation, other than the Company: (i) engage or participate in our business, (ii) enter the employ of or render any services to any person actively engaged in or directly competitive with our business, (iii) directly or indirectly participate in the ownership, management, operation, financing or control of (or be employed by or consult for or otherwise render services to) any person, corporation, firm or other entity that actively and directly competes with us in the business, (iv) directly solicit for employment any of our employees or any person who was employed by us six months prior to such solicitation.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended September 30, 2011 and those options held by him on September 30, 2011.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Pu Fachun	75,000	9.375%	$.10	9/6/16	$29,827	$39,607

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2011 and held by him unvested at September 30, 2011.

              Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Pu Fachun	--	--

The following table summarizes the total compensation earned by all non-employee Directors during the 2011 fiscal year:

Director Summary Compensation for FY 2011
Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)		Total ($)
Robert J. Fanella	$10,000	$40,000	(1)	$50,000
He Ping	$5,000	$4,000	2)
Lü Shuming	$5,000	$4,000	(2)
Liu Dechun	$5,000	$4,000	(2)
        _______________________________________________
(1)           Represents the market value of shares of common stock issued to Mr. Fanella.
(2)
On September 6, 2011 the Board of Directors granted each of the indicated directors a five year option to purchase 10,000 shares for $.10 per share.  The fair value of the option on that date was $4,000.

In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2010 for non-employee Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 29, 2011, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

Name of Beneficial Holder	Number of Shares		Percentage of Class

Pu Fachun, President/CEO/CFO/Director	8,886,758	(1)(2)	24.54%

Zhang Qiwei, Director	2,120,000	(1)	5.85%

Zhang Changlong, Director	30,000	(1)	0.08%

Robert J. Fanella, Independent Director,	144,645		0.40%

He Ping, Independent Director	10,000	(1)	0.03%

Lü Shuming, Independent Director	10,000	(1)	0.03%

Liu Dechun, Independent Director	10,000	(1)	0.03%

All officers and directors (7 persons)	11,211,403	(1)(2)	30.96%

Zhou Huakang	6,952,758	(3)	19.20%

Yong Dafu	2,089,866		5.77%

T Squared Investments LLC (2)	3,086,916	(4)	8.52%

T Squared Capital LLC (2)	3,086,916	(4)	8.52%

(1) Includes shares subject to stock options that are exercisable within 60 days of the date of this report as follows:

Beneficial Owner	Number of Options

Pu Fachun	75,000
Zhang Qiwei	50,000
Zhang Changlong	30,000
He Ping	10,000
Lü Shuming	10,000
Liu Dechun	10,000

(2)           Includes 822,466 shares owned of record by Zhang Lizhi, Mr. Pu’s spouse.

(3)           Includes 2,633,846 shares owned by Wang Ying, with respect to all of which Mr. Zhou has voting and dispositional authority.  Also includes 1,000,000 shares owned by Montasia Capital Opportunity Fund LP, which is controlled by Mr. Zhou.   Also includes 1,818,912 shares owned by Wang Xiaojin, Mr. Zhou’s spouse.

(4)           The amount shown and the following information is derived from the Schedule 13Gs filed by T Squared Investments LLC and T Squared Capital LLC on August 30, 2010.  Thomas Sauve is the Managing Member of both entities and has voting and dispositional control over the shares owned by both entities.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

The Company periodically has receivables from its affiliates, owned by Mr. Fachun Pu, the President of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance operations.

The details of loans to/from related parties are as follows:

	As of September 30, 2011	As of September 30, 2010

Receivable from Chunfei Daily Chemical	$-	$-
Loan to/Receivable from Chunfei Real Estate	-	337,759
Total loan to Related Parties	$-	$337,759

Short term loan From Chunfei Real Estate and Zhang Lizi	$1,399,255	$-
Total Due to Related Parties-short term	$1,399,255	$-

Loan From Chunfei Real Estate (long term)	55,486	52,942
Loan From Chunfei Daily Chemical	275,270	281,893
Loan From Pu, Fachun (shareholder)	1,442,237	437,891
Loan From other officer and employee	8,616	8,220
Total Due to Related Parties-Long term	$1,781,609	$780,946
Sichuan Chunfei Daily Chemicals Co. Ltd and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the President of the company. The loans bear no interest and are due in the year 2012. Zhang Lizi is wife of Pu Fachun, the President of the company.

Director Independence

The following members of the Company’s Board of Directors are independent directors, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market:  Robert J. Fanela, He Ping, Lü Shuming and Liu Dechun.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by Friedman, LLP, for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2011 was $90,000. The aggregate fees billed from professional services rendered by Friedman, LLP, for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2010 was $75,000.

Audit-Related Fees

Friedman, LLP did not render any audit-related services to us for the fiscal year ended September 30, 2011 or the fiscal year ended September 30, 2010.

Tax Fees

Friedman, LLP did not render any tax services to us for the fiscal year ended September 30, 2011 or the fiscal year ended September 30, 2010.

All Other Fees

Friedman, LLP did not render any other services to us for the fiscal year ended September 30, 2011 or the fiscal year ended September 30, 2010.

ITEM 15. EXHIBITS
Number	Exhibit	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 32 to Form 10-K filed on January 12, 2009

3.3	Amended Bylaws	Incorporated by reference to Exhibit 33 to Form 10-K filed on January 12, 2009

10.1	Form of Employment Agreement of Pu Fachun and Zhang Changlong	Incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed on September 18, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 141 to Form 10-K filed on January 12, 2009

21.1	List of subsidiaries	Incorporated by reference to Exhibit 211 to Form 10-K filed on January 12, 2009

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

101.Ins	XBRL Instance	Filed within

101.Sch	XBRL Schema	Filed within

101.Cal	XBRL Calculation	Filed within

101.Def	XBRL Definition	Filed within

101.Lab	XBRL Label	Filed within

101.Pre	XBRL Presentation	Filed within

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on January 13, 2012 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

/s/ Zhang Qiwei
Zhang Qiwei,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
Heping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director