Form 10-Q
period 2011-12-31
American Nano Silicon Technologies, Inc.
filed 2012-02-15
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 15, 2012
Common Voting Stock: 36,210,558

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31	As of September 30
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$45,206	$92,796
Inventory	116,063	111,339
Advance to suppliers	56,825	-
Prepaid expense and other receivables	41,250	78,123
Employee advances, net	2,031	2,006
Total Current Assets	261,375	284,264

Property, plant and equipment, net	21,757,866	21,667,629

Other assets:
Land use rights, net	1,034,763	1,028,475
Total other assets	1,034,763	1,028,475

Total Assets	$23,054,004	$22,980,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$33,736	$56,076
Short term loans	1,450,389	3,233,528
Taxes payable	98,402	97,358
Construction security deposits	89,652	88,547
Due to related parties	1,662,114	1,399,255
Accrued expenses and other payables	563,302	503,756

Total Current Liabilities	3,897,595	5,378,520

Long-term liabilities
Long term loans	554,319	547,485
Due to related parties	1,803,848	1,781,609
Warrant liabilities	1,186,989	1,545,098

Total Long Term Liabilities	3,545,156	3,874,192

Total Liabilities	7,442,751	9,252,712

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 36,210,558 and 31,362,130 shares issued and outstanding as of December 31, 2011 and
September 30, 2011, respectively	3,621	3,136
Additional paid-in-capital	13,196,230	11,306,806
Accumulated other comprehensive income	2,019,116	1,809,418
Retained Earnings	392,286	608,296
Total Stockholders' Equity	15,611,253	13,727,656

Total Liabilities and Stockholders' Equity	$23,054,004	$22,980,368

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three months Ended
	December 31
	2011	2010
Revenues	$-	$5,929,436

Cost of Goods Sold	-	4,458,559

Gross Profit	-	1,470,877

Operating Expenses
Research and development expense	78,674	-
Selling, general and administrative	413,292	170,983

Income (Loss) from operations	(491,966)	1,299,894

Other Income and Expense
Interest expense, net	(82,152)	(8,165)
Change in fair value of warrant liabilities	358,109	1,484,396
Total other income (expense)	275,957	1,476,231

Income (Loss) Before Income Taxes	(216,009)	2,776,125

Provision for Income Taxes	-	193,160

Net Income (Loss)	(216,009)	2,582,965

Net income attributable to the noncontrolling interest	-	103,515

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	(216,009)	2,479,450

Net Income (Loss)	(216,009)	2,582,965

Other comprehensive income (Loss)
Foreign currency translation adjustment	209,698	198,325

Comprehensive Income (Loss)	(6,311)	2,781,290
Comprehensive Income attributable to the
noncontrolling interest	-	103,515

Comprehensive Income (Loss) attributable to American Nano Silicon Technologies, Inc	$(6,311)	$2,677,775

Income (Loss) per common share
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08

Weighted average number of common shares
Basic	33,101,240	30,989,306
Diluted	33,101,240	31,607,119

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	December 31
	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$(216,009)	$2,582,965
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Change of fair value of warrant liabilities	(358,108)	(1,484,396)
Depreciation and amortization	208,927	155,957
Stock based compensation expense	10,000	210,900

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	-	(70,765)
Inventory	(3,308)	(187,999)
Employee advances	-	(1,187)
Advances to suppliers	(56,380)	(1,134,258)
Prepaid expense and other receivables	46,874	(79,151)
Related party receivables	-	225,370
Increase (decrease) in -
Accounts payable	(22,860)	(199,820)
Construction security deposits	-	(1,502)
Taxes payable	(170)	(26,949)
Accrued expenses and other payables	52,842	(40,326)
Cash used in operating activities	(338,192)	(51,161)

Cash Flows From Investing Activities:
Additions to property and equipment	(23,609)	-

Cash used in investing activities	(23,609)	-

Cash Flows From Financing Activities
Proceeds from related party loans short term	862,265	5,495
Repayment of short term and long term loans	(1,180,107)
Proceeds from short term loans	631,751
Cash provided by financing activities	313,909	5,495

Effect of exchange rate changes on cash and cash equivalents	302	6,245

Decrease in cash and cash equivalents	(47,590)	(39,421)

Cash and Cash Equivalents - Beginning of the period	92,796	498,563

Cash and Cash Equivalents - End of the period	$45,206	$459,142

SUPPLEMENTAL CASH FLOWS INFORMATION:
During the period, cash was paid for the following:
Interest expense	$11,651	$-
Income taxes	$41	$241,660

Non-cash investing and financing activities:
Common stock issued for service	$10,000	$-
Common stock issued for loan settlement	$1,869,907	$-

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

As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency, suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities, and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2011.    In December 2011, the Company fully completed its relocation to the new manufacturing facility and began limited production on January 2, 2012.The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun, has the intention to continue providing necessary funding for the Company’s normal operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in the consolidation.

Non-controlling interests

Prior to the acquisition on September 6, 2011, non-controlling interests result from the consolidation of our 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities, and fair value of other financial instruments. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash, taxes payable, construction security deposit, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 method to measure fair value of its warrant liability (see note 12).

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash on deposit and all highly liquid debt instruments with an original maturity of three months or less.

Inventory

Inventories consist of raw materials, packing supplies, work-in-progress and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. No allowance for inventories was considered necessary as of the balance sheet dates.

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. The new plant and equipment was available and ready for use in January 2012.

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

Revenue recognition

The Company recognizes revenue under the FASB Codification Topic 605 (“ASC Topic 605”). Revenue is recognized when all the following have occurred: persuasive evidence of arrangement with customers, products are delivered, fees are fixed and determinable and collection is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers. There was no revenue for the three months ended December 31, 2011 as manufacturing  was suspended due to the relocation to our new facility.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $0 and $3,154 for the three months ended December 31, 2011, and 2010, respectively.

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

Uncertain tax positions

During the course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2011, we had no unrecognized tax benefits or provisions.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax recoverable for the Company as of December 31, 2011 and September 30, 2011 was $15,426 and $15,038, respectively.,

Earnings (Loss) per share

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

Asset and liability accounts at December 31, 2011 and September 30, 2010 were translated at 6.30559 RMB to $1.00 and at 6.3843 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the three months ended December 31, 2011 and 2010 were 6.35535 RMB and 6.6557 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Note 3 – INVENTORY

The inventory consists of the following:

	As of December 31, 2011	As of September 30, 2011

Raw materials	$67,971	$63,840
Packing supplies	18,753	18,522
Work-in-process	23,226	22,940
Finished goods	6,113	6,037

Total	$116,003	$111,339

Inventories are stated at the lower of cost or market. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower. No allowance was made for the period ended December 31, 2011 and 2010.

Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

	As of December 31, 2011	As of September 30, 2011

Machinery & Equipment	$9,278,597	$9,140,703
Plant & Buildings	12,781,705	12,624,123
Sub total	22,060,302	21,764,826

Less: Accumulated Depreciation	(1,658,376)	(1,436,420)
Add: Construction in Process	1,355,940	1,339,223

Property, Plant and Equipment	$21,757,866	$21,667,629

Depreciation expense for the three months ended December 31, 2011 and 2010 was $202,428 and  $149,751,  respectively.

As of December 31, 2011 and September 30, 2011, the Company’s outstanding construction in progress was $1,355,940 and $1,339,223 on the project, respectively.

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

The details of loans to/from related parties are as follows:

	As of December 31, 2011	As of September 30, 2011

Short term loan Chunfei Real Estate	$837,449	$783,266
Short term loan Pu Fachun	$713,652	$302,508
Short term loan from Zhang Lizi	$-	$313,481
Short term loan from Chunfei Daily Chemical	$111,013	$-

Total Due to Related Parties - Short Term	$1,662,114	$1,399,255

Loan From Chunfei Real Estate (Long Term)	$56,179	$55,486
Loan From Chunfei Daily Chemical	$278,706	$275,270
Loan From Pu Fachun	$1,460,240	$1,442,237
Loan From Other Officer and Employee	$8,723	$8,616

Total Due to Related Parties - Long Term	$1,803,848	$1,781,609

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate are owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The loans from Mr. Pu and Daily Chemical bear no interest and are due in 2014 and December 2013, respectively. Zhang Lizi is the wife of Pu Fachun,. Loan from Zhang Lizi and Pu Fachun as of September 30, 2011 was converted into shares  of common stock of the Company in November, 2011.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right was originally acquired by one of the Company’s shareholders in September 2000 for the amount of $833,686 and later was transferred to the Company as a capital investment. In the fiscal year 2008, the Company paid the stamp tax amounted to $69,539 to get the certificate of the land use right, which was capitalized as part of the asset. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2011 and September 30, intangible assets consist of the following:

	December 31, 2011	September 30, 2011
Land use rights	$1,172,539	$1,158,082
Less: accumulated amortization	(137,776)	(129,607)

	$1,034,763	$1,028,475

The amortization expense from the three months ended December 31, 2011 and 2010 was $6,499 and $6,206, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	As of December 31, 2011	As of September 30, 2011
Corporate income tax payable	113,671	112,310
Value-added tax (recoverable)	(15,426)	(15,038)
Others	157	86

Total tax payable	98,402	97,358

NOTE 8 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:
	As of December 31, 2011	As of September 30, 2011

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$634,358	$626,537
b) Loan payable to Bank of Nanchong due on December 22, 2011, at fixed interest rate of 0.463% per month	$-	$783,171
c) Individual loans from various investors	$100,000	$100,000
d) Individual loans from unrelated parties, which were converted into equity in November 2011 (see Note 13A)	$-	$1,253,917
e) Individual loans from unrelated parties at monthly interest rates of 1%-4%, maturing in 2012	$240,263	$469,903
f) Loan payable to Nan Chong Small enterprise and agriculture financing and guarantee Corp, Due on March 21, 2012, at fixed interest rate of 0.96583% per month	$475,768
Total Short Term Loans	$1,450,389	$3,233,528
a) Individual loans from unrelated parties bearing no interest, maturing in 2013 and 2014	$435,376	$430,009
b) Individual loans from unrelated parties at monthly interest rate of 3%, due in August 2013	$118,943	$117,476

Total Long Term Loans	$554,319	$547,485

The Company accrued interest expense of $82,013 and $8,384 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 9 –  CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certified completion of the works within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of December 31, 2011 and September 30, 2011, the balance of the construction security deposits was $89,652 and $88,547, respectively.

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

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended December 31, 2011 and 2010:

	For the three months ended December 31
	2011	2010
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-12.40%	-5.88%
Non-taxable item in China	0%	-12.35%
Valuation allowance for deferred tax assets	-12.60%	0%
Other Item	0%	0.19%

Effective rate	0%	6.96%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for U.S and China income tax purposes for the three months ended December 31, 2011. The net operating loss carry forwards, including share-based compensation, for United States income tax purposes amounted to $2,441,832 and $1,283,702 as of December 31, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purpose and 2017 for China income tax purpose . Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the US for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance as of December 31, 2011 and December 31, 2010, respectively for the temporary difference related to the loss carry-forwards.

The following table reconciles the changes of deferred tax assets for the three months ended December 31, 2011 and 2010:

	As of December 31, 2011	As of December 31, 2010
Deferred tax asset-Beginning	$658,622	$417,503
Addition: loss carry-forward	95,307	31,793
Valuation allowance-Beginning	(658,622)	(417,503)
Addition: Valuation allowance	(95,307)	(31,793)

Deferred tax assets-net	$-	$-

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

One major vendor provided approximately 99% of the Company's purchases of raw materials for the three months ended December 31, 2010.

None of the vendors and customers mentioned above is related party to the Company.

NOTE 12 – WARRANTS LIABILITY

In March and June 2010, the Company issued 4,200,000 shares of common stock and Warrants to purchase 4,000,000 shares of Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

The exercise price of the Series B Warrants is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.   As a result of its interpretation, the Company concluded  that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  The Company uses Level 2 inputs to measure fair value of its warrant liability.

During the three months ended December 31, 2011, the Company's warrant liability accounts changed as follows:

Warrants
Opening balance	$1,545,098
Issued in three months ended December 31,2011	-
(Income) included in earnings	$(358,109)
Exercised in 2011	-
Closing balance, December 31, 2011	$1,186,989

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.70	2,000,000	1.27	$0.70	2,000,000	$0.70
$1.00	2,000,000	1.48	1.00	2,000,000	1.00
	4,000,000	1.37	$1.50	4,000,000	$0.85

NOTE 13 – STOCKHOLDERS’ EQUITY

A. Stock issued for consulting services

In November, 2011, 51,282 shares of restricted common stock were issued to the Company’s independent director as compensation for his services from October 2011 to March 2012. A total of $20,000, which represents the fair value of the services, was included in common stock and. additional paid-in capital. $10,000 was expensed and included in the Statements of income as a part of general and administrative expenses and $10,000 is recorded in prepaid expense.

In November, 2011, 30,000 shares of restricted common stock were issued as part of the July 2011 settlement agreement with investors for not reaching net income targets.

In November, 2011, 1,650,636 shares of restricted common stock were issued to Mr. Pu Fachun for the acquisition of all minority interests in the Company’s subsidiaries.

On September 6, 2011, the Company entered into an agreement with Pu Fachun and four other individuals who had loaned a total of $1,869,906 to the Company at various times between July 2008 and July 2011.  Pursuant to the agreement, the Company satisfied the debts in full by issuing shares of its common stock valued at $.60 per share. In November, 2011, 3,116,510 shares of restricted common stock were issued related to this debt conversion.

B.  Stock Options

In September 2011, the Company’s board approved the issuance of options to purchase a total of 800,000 shares of common stock to 67 employees. The options have a term of five years and an exercise price of $ 0.10 per share. There is no vesting period for the options. The options are valued by using the Black-Scholes options-pricing model and the full amount of $319,999 was expensed as general and administrative expense in the year ended September 30, 2011.

The following table summarizes the status of options activities for the three months ended December 31, 2011:

	Options Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding October 1, 2011	800,000
Granted	-	$0.10	4.75
Forfeited	-
Exercised	-
Outstanding, December 31, 2011	800,00	$0.10	4.75

C: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended December 31, 2011 and 2010:

	2011	2010
Net income (loss) for basic earnings (loss) per share	$(216,009)	$2,582,965
Weighted average shares used in basic computation	33,101,240	30,989,306
Earnings (loss) per share:
Basic	$(0.01)	$0.08

Diluted earnings per share

	2011	2010
Net income (loss) for diluted earnings (loss) per share	$(216,009)	$2,582,965
Weighted average shares used in basic computation	33,101,240	30,989,306
Diluted effect of warrants	-	617,813
Diluted effect of options	-	-
Weighted average shares used in diluted computation	33,101,240	31,607,119

Earnings(loss) per share:
Diluted	$(0.01)	$0.08

NOTE 14– Commitments

Employment Agreements

As of May 1, 2008, we entered into indefinite employment agreements with Pu Fachun and Zhang Changlong.  The agreements provide for an annual salary of $10,000 to Mr. Pu and an annual salary of $7,500 to Mr. Zhang.

The agreement provides that the directors’ compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. The officers will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of each agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of the officer, (ii) upon the death of any officer, or (ii) upon thirty days’ written notice from either party.

 Remuneration of Directors

The Board of Directors has agreed that it will compensate Mr. Robert Fanella upon commencement of his service and on each anniversary of his commencement date, with $10,000 cash plus $40,000 in the form of restricted shares of the Company’s common stock, calculated on the average closing price per share for the five (5) trading days preceding and including the date stock is issued. The Board will also compensate Mr. He Ping, Mr. Lü Shuming, and Mr. Liu Dechun upon commencement of his service and on each anniversary of his commencement date, with $5,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in  Section 1A of our Annual Report on Form 10-K for the year ended September 30, 2011 entitled “Risk Factors.”  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligation to update these forward-looking statements, except as required by law.

Overview

We are a nano-technology chemical manufacturer. We manufacture and market  “Micro Nano Silicon™” our own proprietary product in China. Micro Nano Silicon is an ultra fine crystal that can be utilized as a non-phosphorous additive in detergents, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint. Micro Nano Silicon can replicate the chemical additives that are utilized in these products, but are less expensive and more environmentally friendly than competitive products. We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, Sichuan University of Science and Technology, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

Prior to June 2008, the Company was engaged in the business of manufacturing and distributing refined consumer chemical products and veterinary drugs through its subsidiaries. However, our research indicated that the market for non-phosphorus detergent additives offered a significant opportunity. Our research indicated that in China 4A zeolite is the industry standard for non-phosphorus detergent agents and the feedback from our customers indicated that our product could challenge 4A zeolite for the leadership in the industry. In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. The Company temporarily suspended production to facilitate the move, resulting in a decrease in sales in the third quarter of fiscal year 2011 and no sales in the fourth quarter. There were no sales for the first quarter of fiscal year 2012. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities as well as to manufacture its new flame retardant additive product.  The Company began limited production of its flame retardant additive product on January 2, 2012.

Results of Operations

Revenues

We did not generate any sales for the quarter ended December 31, 2011 as compared to $5,929,436 for the quarter ended December 31, 2010. The lack of revenue was due to the fact that when we moved our factory site during the second half of fiscal year 2011 to facilitate product diversification capabilities, production  was completely suspended.

Gross Profit

As we didn’t generate any revenues, we also didn’t generate any gross profit for the quarter ended December 31, 2011. In comparison, for the quarter ended December 31, 2010, we generated $1,470,877 in gross profit.

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

Our SG&A expenses for quarters ended December 31, 2011 and 2010 were $413,292 and $170,983 respectively. The increase of $243,309 or 142% was mainly due to the adjustments made to SG&A expense for $147,367 of depreciation expense associated with manufacturing facility and equipment and increased depreciation expense of $52,970 due to the increased property, plant and equipment.

Research and Development Expenses

For the quarter ended December 31, 2011, we paid $78,674 to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. In comparison, for the same period in fiscal year 2011, we did not incur any expenditure related to research and development.

Operating income; Other income and expense

As we did not generate any sales during the first quarter of fiscal year 2012, our income from operations resulted in a net loss of $491,966. In comparison, during the same period in fiscal year 2011, we generated realized other income of $1,299,894.

For the quarter ended December 31, 2011, our other income totaled $275,957, compared to $1,476,231 for the quarter ended December 31, 2010. In both periods, the primary component of other income was the change in fair value of our outstanding warrants that resulted from the decrease in the price of our common stock.  As the warrants lost value, we reported other comprehensive income when our liability was reduced:  $358,109 in the three months ended December 31, 2011 and $1,484,396 in the three months ended December 31, 2010.

Net Loss

We incurred a net loss of $216,009 for the quarter ended December 31, 2011 as compared to a net profit of $2,582,965 during the quarter ended December 31, 2010.  Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.  Whether we also realize net income will depend, in part, on changes in our warrant liability that we may be required to record as other income or other expense.

Liquidity and Capital Resources

At December 31, 2011 we had a working capital deficit of $3,636,220. The current liabilities are primarily composed of short term loans totaling $1,450,389, and payables due to related parties totaling $1,662,114. At December 31, 2011 we had loans due to unrelated third parties in the aggregate principal amount of $2,004,708. This amount includes $554,319 in loans that mature in 2013 and 2014.

To date, the Company has not commenced full-scale manufacture at its new facilities, although limited production began on January 2, 2012. The primary reason is a lack of working capital to purchase raw materials for its products. In the past, the Company received seller financing for its raw material purchases from its single largest supplier and customer. However, in an effort to minimize this concentration risk, the Company is actively negotiating with other raw materials suppliers to secure beneficial terms and long-term cooperation agreements to facilitate production at its new site. The Company has a working capital deficiency, has suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual report on Form 10K for the year ended September 30, 2011. In December 2011, the Company fully completed its relocation to the new manufacturing facility and began limited production on January 2, 2012.The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun has the intention to continue providing necessary funding for the Company’s normal operations.

The cash used in our operations was $338,192 during the quarter December 31, 2011.  Our net loss of $216,009 and change of $358,109 in fair value of warrant liabilities exceeded depreciation and amortization of $208,927 in this period.

For the quarter ended December 31, 2011, we used $23,609 in investing activities due to additions to property and equipment.  Our financing activities in the quarter ended December 31, 2011 included proceeds of $862,265 from related party loans and $631,751 from unrelated party loans offset by paying down short term loans with these proceeds in the amount of $1,180,107. Overall, our financing activities provided $313,909 during the quarter ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2011.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

In November  2011, the Company granted a total of 51,282 shares of common stock to a member of its board of directors.  The shares were granted in consideration of services, and were valued at $20,000 in accordance with the director’s service agreement.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.  There was no underwriter involved.

In November  2011, the Company issued 1,650,636 shares of common stock to Pu Fachun, its CEO.  The shares were issued in exchange for the minority interests in all of the Company’s subsidiaries.  The shares were valued by negotiation between Mr. Pu and the Board of Directors. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.  There was no underwriter involved.

In November  2011, the Company issued a total of 3,116,510 to Pu Fachun, its CEO, and four other individuals.  The shares were issued in satisfaction of $1,869,906 in loans made by the five individuals to the Company.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the shares were issued to sophisticated investors who had access to information regarding the Company and were acquiring the shares for their own accounts. There was no underwriter involved.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2012.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Reserved.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL SchemaXsaXBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : February 15, 2012	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer