Form 10-Q
period 2012-03-31
American Nano Silicon Technologies, Inc.
filed 2012-05-15
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

May 15, 2012
Common Voting Stock: 36,210,558

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2012 and September 30, 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - for the Three and Six Months Ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – for the Six Months Ended March 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
Part II	Other Information
Item 1.	Legal Proceedings	20
Items 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	22

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2012	2011

ASSETS
Current assets:
Cash	$86,740	$92,796
Accounts receivable, net	268	-
Inventory	231,928	111,339
Advance to suppliers	38,981	-
Prepaid expense and other receivables	-	78,123
Employee advances, net	-	2,006
Total Current Assets	357,917	284,264

Property, plant and equipment, net	23,585,167	21,667,629

Other assets:
Land use rights, net	1,029,784	1,028,475
Total other assets	1,029,784	1,028,475

Total Assets	$24,972,868	$22,980,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,750	$56,076
Advance from customer	13,790
Short term loans	1,770,116	3,233,528
Taxes payable	80,406	97,358
Construction security deposits	89,789	88,547
Due to related parties	1,557,351	1,399,255
Accrued expenses and other payables	676,736	503,756

Total Current Liabilities	4,212,938	5,378,520

Long-term liabilities
Long term loans	1,119,285	547,485
Due to related parties	3,399,686	1,781,609
Warrant liabilities	1,539,948	1,545,098
Total Long Term Liabilities	6,058,919	3,874,192

Total Liabilities	10,271,857	9,252,712

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 36,210,558
and 31,362,130 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	3,621	3,136
Additional paid-in-capital	13,196,229	11,306,806
Accumulated other comprehensive income	2,035,724	1,809,418
Retained earnings (accumulated deficit)	(534,563)	608,296
Total American Nano Stockholders' Equity	14,701,011	13,727,656

Total Liabilities and Stockholders' Equity	$24,972,868	$22,980,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$16,505	$6,265,556	$16,505	12,194,992

Cost of Goods Sold	14,555	4,749,509	14,555	9,208,068

Gross Profit	1,950	1,516,047	1,950	2,986,924

Operating Expenses
Research and development expense	17,508	-	96,182	-
Selling, general and administrative	370,426	159,149	783,718	330,132

Income (loss) from operations	(385,984)	1,356,898	(877,950)	2,656,792

Other Income and Expense
Interest expense, net	(187,907)	(8,215)	(270,059)	(16,380)
Change of fair value of derivative liabilities	(352,959)	(623,963)	5,150	860,433
Total other income (expense)	(540,866)	(632,178)	(264,909)	844,053

Income (Loss) Before Income Taxes	(926,850)	724,720	(1,142,859)	3,500,845

Provision for Income Taxes	-	202,900	-	396,060

Net Income (Loss)	(926,850)	521,820	(1,142,859)	3,104,785

Net income attributable to the noncontrolling interest		111,822	-	215,337

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	(926,850)	409,998	(1,142,859)	2,889,448

Other comprehensive income
Foreign currency translation adjustment	16,608	139,520	226,306	337,845

Comprehensive income (loss)	(910,242)	661,340	(916,553)	3,442,630
Comprehensive Income attributable to the
noncontrolling interest	-	111,822	-	215,337

Comprehensive income (loss) attributable to American Nano Silicon Technologies, Inc	$(910,242)	$549,518	$(916,553)	$3,227,293

Income (Loss) per common share
Basic	$(0.03)	$0.01	$(0.03)	$0.09
Diluted	$(0.03)	$0.01	$(0.03)	$0.09

Weighted average number of common shares
Basic	36,210,558	31,032,289	34,673,898	31,010,413
Diluted	36,210,558	31,105,588	34,673,898	31,010,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31,
	2012	2011

Cash Flows From Operating Activities:
Net Income (Loss)	$(1,142,859)	$3,104,785
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	(35,278)	4,626
Change of fair value of derivative liabilities	(5,150)	(860,433)
Depreciation and amortization	420,843	337,461
Stock based compensation expense	20,000	398,400

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	27,343	107,098
Inventory	(118,355)	88,103
Employee advances	9,358	(876)
Advances to suppliers	(38,761)	6,987
Prepaid expense and other receivables	78,456	(172,118)
Related party receivables	-	226,649
Increase (decrease) in -
Accounts payable	(18,220)	(247,088)
Construction security deposits	-	(1,511)
Taxes payable	(18,214)	(35,926)
Accrued expenses and other payables	164,979	(27,788)
Cash provided by (used in) operating activities	(655,858)	2,928,369

Cash Flows From Investing Activities:
Additions to property and equipment	(2,012,228)	(3,060,333)

Cash used in investing activities	(2,012,228)	(3,060,333)

Cash Flows From Financing Activities
Long term loans from related parties, net	1,584,080	-
Short term loans from related parties, net	750,886	18,044
Repayment of short term loans	(234,532)	-
Proceeds (Repayment) of long term loans	560,932	(66,484)
Cash provided by (used in) financing activities	2,661,366	(48,440)

Effect of exchange rate changes on cash	664	15,665

Decrease in cash	(6,056)	(164,739)

Cash - Beginning of the period	92,796	498,563

Cash - End of the period	$86,740	$333,824

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,240	$-
Income taxes paid	$-	$456,942

Non-cash investing and financing activities:
Common stock issued to investor for not reaching earning target	$3	$-
Common stock issued for service and prepayment	$20,000	$-
Common stock issued for loan settlement	$1,869,906	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $3,855,021, an accumulated deficit of $534,563, suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities, and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2011.    In December 2011, the Company fully completed its relocation to the new manufacturing facility and began limited production on January 2, 2012.The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun, has the intention to continue providing necessary funding for the Company’s normal operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of consolidation

The accompanying condensed consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in the consolidation.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interests

Prior to the acquisition on September 6, 2011, non-controlling interests result from the consolidation of our 95% directly owned subsidiary, Nanchong Chunfei, 85.5% indirectly owned subsidiary, Chunfei Chemicals, and 78.66% indirectly owned subsidiary, Hedi Medicines.

Use of estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities, and fair value of share based payments.  Actual results could differ from these estimates.

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

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheets for cash, taxes payable, construction security deposit, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 method to measure fair value of its warrant liabilities (see note 12).

Cash

Cash includes cash on hand and cash on deposit and all highly liquid debt instruments with an original maturity of three months or less.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory consists of raw materials, packing supplies, work-in-progress and finished goods. Inventory is valued at the lower of cost or market with cost determined on a weighted average basis. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. No allowance for inventories was considered necessary as of the balance sheet dates.

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Certain new plant and equipment was available and ready for use in January 2012.

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

Revenue recognition

The Company recognizes revenue under the FASB Codification Topic 605 (“ASC Topic 605”). Revenue is recognized when all the following have occurred: persuasive evidence of arrangement with customers, products are delivered, fees are fixed and determinable and collection is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers. There was no significant revenue for the three and six months ended March 31, 2012 as manufacturing was suspended due to the relocation to our new facility.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense. Shipping and handling costs were $632 and $758 for the three months ended March 31, 2012 and 2011, respectively. Shipping and handling costs were $632 and $3,912 for the six months ended March 31, 2012 and 2011

Taxation

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

Uncertain tax positions

During the course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of March 31, 2012, we had no unrecognized tax benefits or provisions.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax recoverable for the Company as of March 31, 2012 and September 30, 2011 was $33,582 and $15,038, respectively.

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

Asset and liability accounts at March 31, 2012 and September 30, 2011 were translated at 6.2960 RMB to $1.00 and at 6.3843 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the six months ended March 31, 2012 and 2011 were 6.3318 RMB and 6.6103 RMB to $1.00, respectively.

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

Note 3 – INVENTORY

The inventory consists of the following:

	March 31, 2012	September 30, 2011

Raw materials	$52,937	$63,840
Packing supplies	18,872	18,522
Work-in-process	153,296	22,940
Finished goods	6,913	6,037

Total	$231,928	$111,339

Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

	March 31, 2012	September 30, 2011

Machinery & Equipment	$10,177,356	$9,140,703
Plant & Buildings	14,115,026	12,624,123
Sub total	24,292,382	21,764,826

Less: Accumulated Depreciation	(1,866,687)	(1,436,420)
Add: Construction in Process	1,159,472	1,339,223

Property, Plant and Equipment	$23,585,167	$21,667,629

Depreciation expense for the three months ended March 31, 2012 and 2011 was $205,368 and $175,227, respectively. Depreciation expense for the six months ended March 31, 2012 and 2011 was $407,796 and $324,978, respectively.

As of March 31, 2012, the Company still has  construction in process of $1,159,472 for certain new manufacturing production lines requiring installation and adjustments before its ready for its intended use. The Company estimates the construction in process would be completed and ready to use by the end of May, 2012.

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

The details of loans to/from related parties are as follows:

	March 31, 2012	September 30, 2011
Short term:
Short term loan Chunfei Real Estate	$842,608	$783,266
Short term loan Pu Fachun	714,743	302,508
Short term loan from Zhang Lizi	-	313,481
	$1,557,351	$1,399,255

Long term:
Loan From Chunfei Real Estate (Long Term)	$1,485,750	55,486
Loan From Chunfei Daily Chemical	279,132	275,270
Loan From Pu Fachun	1,626,068	1,442,237
Loan From Other Officer and Employee	8,736	8,616

	$3,399,686	$1,781,609

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Zhang Lizi is the wife of Pu Fachun.

Short term loans from Chunfei Real Estate of $842,608 with fixed interest of 1% per month are due on June 1 and October 2, 2012. Short term loan from Mr. Pu of $ 714,743 is due on December 9, 2012 with fixed interest of 1% per month. The loan from Zhang Lizi of $313,481 as of September 30, 2011 was converted into shares  of common stock of the Company in November, 2011(see note 13).

Long-term loans from Chunfei Real Estate of $1,485,750 are due on December 31, 2013 with  $1,429,486 of these loans bearing interest of 1% per month and $56,265 with  no interest.  Long term loans from Daily Chemical are due on December 31, 2012 bear no interest. Long term loans from Mr. Pu were $ 1,626,068 which included $1,454,530  due on December 31, 2014 bearing no interest and $171,538  due on January 30, 2014 with interest of 1% per month. Long term loans from other officer and employee were $8,736 due on December 31, 2013 and with no interest

Interest expense, including imputed interest, for the three and six months ended March 31, 2012 was approximately $69,000.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of March 31, 2012 and September 30, 2011, intangible assets consist of the following:

	March 31, 2012	September 30, 2011
Land use rights	$1,174,331	$1,158,082
Less: accumulated amortization	(144,547)	(129,607)

	$1,029,784	$1,028,475

The amortization expense for the three months ended March 31, 2012 and 2011 was $6,523 and $6,277, respectively. The amortization expense for the six months ended March 31, 2012 and 2011 was $13,047 and $12,483, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	March 31, 2012	September 30, 2011
Corporate income tax payable	113,802	112,310
Value-added tax (recoverable)	(33,582)	(15,038)
Other	186	86

Total tax payable	80,406	97,358

NOTE 8 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	March 31, 2012	September 30, 2011

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$635,327	$626,537

b) Loan payable to Bank of Nanchong due on December 22, 2011, at fixed interest rate of 0.463% per month	-	783,171

c) Individual loans from various investors	100,000	100,000

d) Individual loans from unrelated parties, which were converted into equity in November 2011 (see Note 13)	-	1,253,917

e) Individual loans from unrelated parties at monthly interest rates of 1%-4%,maturing in 2012	240,630	469,903
		-
f) Loan payable to Nan Chong Small Enterprise and Agriculture Financing and Guarantee Corp, due on January 4, 2013, at fixed interest rate of 0.601333% per month	794,159
Total Short Term Loans	$1,770,116	$3,233,528

a) Individual loans from unrelated parties bearing no interest, maturing in 2013 and 2014	$426,671	$430,009

b) Individual loans from unrelated parties at monthly interest rate of 3%-6%, due in August 2013 to 2014	692,614	117,476

Total Long Term Loans	$1,119,285	$547,485

The Company recorded interest expense of $163,871, $8,479, $245,974 and $16,863 for the three and six months ended March 31, 2012 and 2011, respectively.

NOTE 9 –  CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certification of the completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of March 31, 2012 and September 30, 2011, the balance of the construction security deposits was $89,789 and $88,547, respectively.
.
NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China. Chunfei Chemical is a foreign invested entity located in western China, which enjoyed a tax holiday from 2007 to 2011, during which its tax rate was reduced by 10 basis points. Nanchong Chunfei was taxed at 12.5% from 2009 to 2011, which was approved by the local tax authority. Hedi Medicines was taxed at the 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended March 31, 2012 and 2011:

	For the six months ended March 31
	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-10.50%	-9.5%
Non-taxable item in China	0%	-4.85%
Valuation allowance for deferred tax assets	-21.40%	0%
Other Item	-3.60%	0.69%

Effective rate	0%	11.3%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for the three and six months ended March 31, 2012. As of March 31, 2012,  net operating loss carry forwards, for United States and China income tax purposes amounted to $2,052,269 and $979,351, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purpose and 2017 for China income tax purpose . Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the United States for United States income tax purposes. It is also uncertain that the China business operation will have taxable income. Accordingly, the Company has provided a 100% valuation allowance as of March 31, 2012 and 2011, respectively for the temporary difference related to the loss carry-forwards.

NOTE 10 – INCOME TAXES (Continued)

The following table reconciles the changes of deferred tax asset for the six months ended March 31, 2012 and 2011:

	March 31, 2012	As of March 31 2011
United States:
Deferred tax asset-Beginning	$658,622	$417,503
Addition: loss carry-forward	59,672	63,578
Valuation allowance-Beginning	(658,622)	(417,503)
Addition: Valuation allowance	(59,672)	(63,578)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset-Beginning	$-	$-
Addition: loss carry-forward	123,395	-
Valuation allowance-Beginning	-	-
Addition: Valuation allowance	(123,395)	-

Deferred tax asset-net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2008. These tax returns are subject to examination by the tax authorities.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 72% of the net revenue for the six months ended March 31, 2011, with each customer individually accounting for 44% and 28%, respectively. For the six month ended March 31, 2012, we had generated very limited sales.  Therefore we did not rely on any particular customers for the period.

One major vendor provided approximately 99% of the Company’s purchases of raw materials for the six months ended March 31, 2011. For the six months ended March 31, 2012, we had generated very limited sales and made very limited purchase. Therefore we did not rely on any particular vendor for the period.

None of the vendors and customers mentioned above is related party to the Company.

NOTE 12 – WARRANT LIABILITIES

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

NOTE 12 – WARRANT LIABILITIES (Continued)

During the six months ended March 31, 2012, the Company's warrant liabilities account was as follows:

Opening balance	$1,545,098
Issued in six months ended March 31, 2012	-
Change in warrant liabilities	(5,150)
Exercised in six months ended March 31, 2012	-
Closing balance, March 31, 2012	$1,539,948

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.70	2,000,000	1.00	$0.70	2,000,000	$0.70
$1.00	2,000,000	1.21	1.00	2,000,000	1.00
	4,000,000	1.11	$1.50	4,000,000	$0.85

NOTE 13 – STOCKHOLDERS’ EQUITY

A. Share based payments

In November, 2011, 51,282 shares of restricted common stock were issued at $0.39 per share, the fair value of the shares at the issuance date, to the Company’s independent director as compensation for his services from October 2011 to March 2012, which was valued at $20,000 and expensed as a part of general and administrative expenses.

In November, 2011, 30,000 shares of restricted common stock were issued as part of the July 2011 settlement agreement with investors for not reaching the net income target. No fair value is used because the issuance of stock is treated as reallocation of proceeds on the common stock issued on private placement.

In November, 2011, 1,650,636 shares of restricted common stock were issued to Mr. Pu Fachun for the acquisition of all minority interests in the Company’s subsidiaries.

On September 6, 2011, the Company entered into an agreement with Pu Fachun and four other individuals who had loaned a total of $1,869,906 to the Company at various times between July 2008 and July 2011.  Pursuant to the agreement, the Company satisfied the debts in full by issuing shares of its common stock valued at $.60 per share. In November 2011, 3,116,510 shares of restricted common stock were issued to satisfy this debt.

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31:

	2012	2011
Net income (loss) for basic earnings (loss) per share	$(926,850)	$409,998
Weighted average shares used in basic computation	36,210,558	31,032,289

Earnings (loss) per share: Basic	$(0.03)	$0.01

	2012	2011
Net income (loss) for diluted earnings (loss) per share	$(926.850)	$409,998
Weighted average shares used in basic computation	36,210,558	31,032,289
Dilutive effect of warrants	-	73,299

Weighted average shares used in diluted computation	36,210,558	31,105,588

Earnings(loss) per share: Diluted	$(0.03)	$0.01

For the three and six months ended March 31 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

NOTE 14– COMMITMENTS

Employment Agreements

As of May 1, 2008, we entered into indefinite employment agreements with Pu Fachun and Zhang Changlong.  The agreements provide for an annual salary of $10,000 to Mr. Pu and an annual salary of $7,500 to Mr. Zhang.

The agreements provides that the directors’ compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. The officers will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of each agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of the officer, (ii) upon the death of any officer, or (ii) upon thirty days’ written notice from either party.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 16, 2012, the Company awarded 2,000,000 shares of common stock to Qiwei Zhang, chief engineer and a member of the Board of Directors. The value of these shares was $320,000 based on the stock price on that date. The shares were awarded as compensation for Mr. Zhang’s role in the development of a flame retardant agent, which is expected to make a major contribution to the Company’s  revenue in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in  Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011 entitled “Risk Factors.”  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligation to update these forward-looking statements, except as required by law.

Overview

We are a nano-technology chemical manufacturer. We manufacture and market  “Micro Nano Silicon™,” our own proprietary product, in China. Micro Nano Silicon is an ultra fine crystal that can be utilized as a non-phosphorous additive in detergents, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint. Micro Nano Silicon can replicate the chemical additives that are utilized in these products, but is less expensive and more environmentally friendly than competitive products. We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, Sichuan University of Science and Technology, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

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

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. The Company temporarily suspended production to facilitate the move, resulting in a decrease in sales in the third quarter of fiscal year 2011 and no sales in the fourth quarter of fiscal 2011 or the first quarter of fiscal year 2012. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility,our latest facility also contains new equipment that enables the Company to increase its product diversification capabilities as well as to manufacture its new flame retardant additive product.  The Company began limited production of its flame retardant additive product on January 2, 2012.

Results of Operations

Revenues

We did not generate any significant sales for the three and six months ended March 31, 2012, after having posted $6,265,556 and $12,194,992 in revenue for the three and six ended March 31, 2011. The lack of significant revenue in fiscal year 2012 was due to the fact that when we moved our factory site during the second half of fiscal year 2011 to facilitate product diversification capabilities, production was completely suspended.  Although the factory is now functional, we lack the working capital necessary to restore operations.  Although we have, to date, relied on loans from our Chairman to meet our working capital requirements, we are currently pursuing a financing strategy that will provide us a basis for long-term growth.

Gross Profit

As we discussed above, we didn’t generate any significant revenues for the three and six months ended March 31, 2012, except for limited sales from our trial product. Therefore, we also didn’t generate any significant gross profit for the three and six months ended March 31, 2012. Additionally, the gross profit for the period in this year is not a good indicator of what our gross profits normally are. For example, for the three and six months ended March 31, 2011, we generated $1,516,047 and $2,986,924 in gross profit, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A, include expenses associated with salaries and other expenses related to marketing and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we require for short durations of time to avoid unnecessary hiring of full-time staff.

Our SG&A expenses for the three and six months ended March 31, 2012 were $370,426 and $783,718, respectively. In both periods, SG&A expense was significantly higher than in the comparable period of fiscal 2011.  The primary reason for the increase was expenses associated with the relocation of our manufacturing facilities.  In addition, because the new facility was put into service on January 2, our depreciation expense increased by $83,382 from the first six months of fiscal 2011 to the first six months of fiscal 2012, and a similar increase was experienced in the quarter ended March 31, 2012.

Research and Development Expenses

For the three and six months ended March 31, 2012, we paid $17,508 and $96,162 to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. In comparison, for the same period in fiscal year 2011, we did not incur any expenditure related to research and development, as our staff was totally focused on the impending transfer of our facilities.

Operating income; Other income and expense

For the three and six months ended March 31, 2012, our other expenses totaled $540,866 and $264,909, compared to other expenses of $632,178 and other income of $844,053 for the three and six ended March 31, 2011.  In both periods, the primary components of other expenses or incomes were the change in fair value of our outstanding warrant liability that resulted from changes in the price of our common stock.

Net Loss

We incurred a net loss of $926,850 and $1,142,859 for the three and six months ended March 31, 2012 as compared to a net profit of $409,998 and $2,889,448 for the three and six months ended March 31, 2011.  Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.  Whether we also realize net income will depend, in part, on changes in our warrant liability that we may be required to record as other income or other expense.

Liquidity and Capital Resources

As reflected in the condensed consolidated financial statements, the Company has a working capital deficiency of $3,855,021, and an accumulated deficit of $534,563, as it suspended manufacturing operations in May 2011.  For those reasons, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2011.

The Company completed construction of its new plant in January 2012, with the exception of one production line.  During the quarter ended March 31, 2012 we were in the process of performing test runs on the new production line, so our production was limited.  We are expecting to commence full scale production during the current quarter, ending June 30, 2012.  However, because we committed all of our resources to the construction of our new manufacturing facility, at March 31, 2012 we had a working capital deficit of $3,885,021, as our current assets are now insignificant.  The deficit is primarily comprised of short term loans totaling $1,770,116 and payable due to related parties totaling $3,399,686.  Loans from related parties increased by approximately $1,600,000 from the year end at September 30, 2011, and we expect our principal shareholders to continue to lend the money needed to sustain us through this transition period.  Therefore, our expectation is that once our new production lines are tested and running, we will be able to obtain sufficient funds to operate our business, which should generate sufficient cash flow to repay our short term liabilities.

Although we incurred a net loss of $1,142,859 during the six months ended March 31, 2012, our operations used only $655,858 in cash.  The principal reason for the discrepancy was the fact that our loss included $420,843 in depreciation expense.  In addition, we were able to increase our accrued expenses by $164,979 during that period.  By way of comparison, during the first six months of fiscal 2011, when we were engaged in full scale manufacturing operations, our operations provided us $2,928,369 in cash.

For the six months ended March 31 2012, we used $2,012,228 in investing activities, all of which was attributable to additions to property and equipment.  To fund that expenditure as well as the cash used in operations, we increased our long term loans from related parties by $1,584,080, increased our short term loan from related parties by $750,887, and obtained additional third party loans in the net amount of $326,400.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2011.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the second quarter of fiscal 2012.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2012.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL SchemaXsaXBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : May 15, 2012	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer