Form 10-Q
period 2012-06-30
American Nano Silicon Technologies, Inc.
filed 2012-08-14
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

August 14, 2012
Common Voting Stock: 39,061,840

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS
		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2012 and September 30, 2011	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - for the Three and Nine Months Ended June 30, 2012 and 2011	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) – for the Nine Months Ended June 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II	Other Information

Item 1.	Legal Proceedings	23

Items 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$143,134	$92,796
Accounts receivable, net	24,553	-
Notes receivable	15,735	-
Inventory	275,622	111,339
Advance to suppliers	58,895	-
Prepaid expense and other receivables	13	78,123
Due from related party	268,981
Employee advances, net	-	2,006
Total Current Assets	786,933	284,264

Property, plant and equipment, net	23,183,714	21,667,629

Other assets:
Land use rights, net	1,013,700	1,028,475
Total other assets	1,013,700	1,028,475

Total Assets	$24,984,347	$22,980,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,902	$56,076
Advance from customer	16,277	-
Short term loans	3,458,709	3,233,528
Taxes payable	75,422	97,358
Construction security deposits	47,409	88,547
Due to related parties	1,507,050	1,399,255
Accrued expenses and other payables	529,444	503,756

Total Current Liabilities	5,653,213	5,378,520

Long-term liabilities
Long term loans	452,405	547,485
Due to related parties	3,320,838	1,781,609
Warrant liabilities	534,322	1,545,098

Total Long Term Liabilities	4,307,565	3,874,192

Total Liabilities	9,960,778	9,252,712

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 39,061,840 and 31,362,130 shares issued and outstanding as of June 30, 2012 and Sep 30, 2011, respectively	3,906	3,136
Additional paid-in-capital	13,681,455	11,306,806
Accumulated other comprehensive income	1,885,324	1,809,418
Retained Earnings (Accumulated deficit)	(547,116)	608,296
Total American Nano Stockholders' Equity	15,023,569	13,727,656

Total Liabilities and Stockholders' Equity	$24,984,347	$22,980,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$77,352	$3,720,386	$93,857	15,915,378

Cost of Goods Sold	180,923	2,817,448	195,478	12,025,515

Gross Profit (loss)	(103,571)	902,938	(101,621)	3,889,863

Operating Expenses
Research and development expense	320,000	-	416,183	-
Selling, general and administrative	228,763	264,861	1,012,480	594,993

Income (loss) from operations	(652,334)	638,077	(1,530,284)	3,294,870

Other Income and Expense
Interest expense, net	(365,845)	(28,520)	(635,904)	(44,900)
Change of fair value of warrant liabilities	1,005,626	1,516,860	1,010,776	2,377,293
Impairment loss from property, plant and equipment	-	(2,164,935)	-	(2,164,935)
Total other income (expense)	639,781	(676,595)	374,872	167,458

Income (Loss) Before Income Taxes	(12,553)	(38,518)	(1,155,412)	3,462,328

Provision for Income Taxes	-	119,220	-	515,280

Net Income (Loss)	(12,553)	(157,738)	(1,155,412)	2,947,047

Net loss attributable to the noncontrolling interest	-	(260,532)	-	(45,195)

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	(12,553)	102,794	(1,155,412)	2,992,243

Net Income (Loss)	(12,553)	(157,738)	(1,155,412)	2,947,047

Other comprehensive income (Loss)
Foreign currency translation adjustment	(133,792)	212,451	75,906	550,296

Comprehensive Income (Loss)	(146,345)	54,713	(1,079,506)	3,497,343
Comprehensive loss attributable to the noncontrolling interest	-	(260,532)	-	(45,195)

Comprehensive Income (Loss) attributable to American Nano Silicon Technologies, Inc	$(146,345)	$315,245	$(1,079,506)	$3,542,538

Income (Loss) per common share
Basic	$(0.00)	$0.00	$(0.03)	$0.10
Diluted	$(0.00)	$0.00	$(0.03)	$0.10

Weighted average number of common shares
Basic	38,247,188	31,155,323	35,860,647	31,058,716
Diluted	38,247,188	31,155,323	35,860,647	31,058,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2012	2011

Cash Flows From Operating Activities:
Net Income (Loss)	$(1,155,412)	$2,947,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	(35,288)	4,842
Change of fair value of warrant liabilities	(1,010,776)	(2,377,293)
Impairment loss from property, plant and equipment	-	2,138,597
Depreciation and amortization	642,213	505,757
Stock based compensation expense	348,205	398,400
Imputed interest expense for non interest bearing related party loans	77,306	-

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	2,976	124,465
Notes receivable	(15,798)	-
Inventory	(164,423)	106,961
Advances to suppliers	(59,130)	(296,925)
Prepaid expense and other receivables	78,444	(126,624)
Due from related party	(270,050)	228,017
Employee advances	9,361	(775)
Increase (decrease) in -
Accounts payable	(37,580)	15,058
Construction security deposits	(41,709)	(1,520)
Taxes payable	(22,472)	(160,650)
Advances from customers	16,342	-
Accrued expenses and other payables	23,468	8,015
Cash provided by (used in) operating activities	(1,614,332)	3,513,372

Cash Flows From Investing Activities:
Additions to property and equipment	(2,044,862)	(5,605,786)
Cash used in investing activities	(2,044,862)	(5,605,786)

Cash Flows From Financing Activities
Short term loans from third parties	1,476,310	1,216,092
Short term loan from related parties, net	794,727	860,150
Long term loans from related parties	1,537,132	22,759
Repayment of Long term loans	(97,981)	(66,885)
Cash provided by financing activities	3,710,188	2,032,116

Effect of exchange rate changes on cash	(656)	56,602

Increase (decrease) in cash and cash equivalents	50,338	(3,695)

Cash and Cash Equivalents - Beginning of the period	92,796	498,563

Cash and Cash Equivalents - End of the period	$143,134	$494,868

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$621,151	$7,249
Income taxes	$-	$663,661

Non-cash investing and financing activities:
Common stock issued to investor for not reaching earnings target	$3	$-
Common stock issued for service	$348,205	$-
Common stock issued for loan settlement	$1,869,907	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The company had limited operations during the past several months after it moved to a new factory site in December 2011. The new factory facility enables us to manufacture flame retardant additive products with an annual capacity of 10,000 tons. We had trial production, and the product is under testing and approval from our potential customers. The equipment is undergoing adjustment based on the testing results. We expect to conduct full operations in September 2012 when we complete the development of this production line.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $4,866,280 and an accumulated deficit of $547,116. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities, and needs additional cash resources to fully reactivate its operations. These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2011.    In December 2011, the Company fully completed its relocation to the new manufacturing facility and began limited production on January 2, 2012.The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s affiliated companies have the intention to continue providing necessary funding for the Company’s normal operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the balance sheets for cash, notes receivable, advance to suppliers, prepaid expenses and other receivables, accounts payable, advance from customers, short-term loans, taxes payable, construction security deposit, due to related parties, other payables, accrued expenses and approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt including imputed interest approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 inputs to measure fair value of its warrant liabilities (see note 12).

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company recognizes revenue under the FASB Codification Topic 605 (“ASC Topic 605”). Revenue is recognized when all the following have occurred: persuasive evidence of arrangement with customers, products are delivered, fees are fixed and determinable and collection is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers. There was no significant revenue for the three and nine months ended June 30, 2012 as manufacturing was suspended due to the relocation to our new facility.

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense. Shipping and handling costs were $632 and $1,972 for the three months ended June 30, 2012 and 2011, respectively. Shipping and handling costs were $632 and $5,884 for the nine months ended June 30, 2012 and 2011

Taxation

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

Uncertain tax positions

During the course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of June 30, 2012, we have no unrecognized tax benefits or provisions.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax recoverable for the Company as of June 30, 2012 and September 30, 2011 was $37,559 and $15,038, respectively.

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

Asset and liability accounts at June 30, 2012 and September 30, 2011 were translated at 6.3551 RMB to $1.00 and at 6.3843 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the nine months ended June 30, 2012 and 2011 were 6.3299 RMB and 6.6103 RMB to $1.00, respectively.

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

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – INVENTORY

The inventory consists of the following:

	June 30, 2012	September 30, 2011

Raw materials	$102,988	$63,840
Packing supplies	25,320	18,522
Work-in-process	25,022	22,940
Finished goods	122,292	6,037

Total	$275,622	$111,339

 Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

	June 30, 2012	September 30, 2011

Machinery & Equipment	$11,263,251	$9,140,703
Plant & Buildings	13,983,652	12,624,123
Sub total	25,246,903	21,764,826

Less: Accumulated Depreciation	(2,063,189)	(1,436,420)
Add: Construction in Process	-	1,339,223

Property, Plant and Equipment	$23,183,714	$21,667,629

Depreciation expense for the three months ended June 30, 2012 and 2011 was 214,841and $161,951, respectively. Depreciation expense for the nine months ended June 30, 2012 and 2011 was $622,637 and $486,929, respectively.

As of June, 2012, the Company completed construction of its new manufacturing production lines. During the nine months ended June 30, 2012, the Company reclassified $1,339,223 of construction in process to property, plant and equipment.

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

The details of loans to/from related parties are as follows:

	June 30, 2012	September 30, 2011
Short term:
Short term loan from Chunfei Real Estate	$387,882	$783,266
Short term loan from Pu Fachun	1,119,168	302,508
Short term loan from Zhang Lizi	-	313,481

	$1,507,050	$1,399,255
Long term:
Loan From Chunfei Real Estate	$1,471,922	$55,486
Loan From Chunfei Daily Chemical	276,534	275,270
Loan From Pu Fachun	1,563,728	1,442,237
Loan From Other Officer and Employee	8,654	8,616

	$3,320,838	$1,781,609

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Zhang Lizi is the wife of Pu Fachun.

Short term loans from Chunfei Real Estate of $387,882 with fixed interest of 1% per month are due on June 1 and October 2, 2012. Short term loan from Mr. Pu of $1,119,168 is due on December 9, 2012 with fixed interest of 1% per month.

Long-term loans from Chunfei Real Estate of $1,471,922 are due on December 31, 2013 with  $1,415,657 of these loans bearing interest of 1% per month and $55,741 with  no interest.  Long term loans from Daily Chemical are due on December 31, 2013 bear no interest. Long term loans from Mr. Pu were $ 1,563,727 which included $1,370,182 due on December 31, 2014 bearing no interest and $193,545 due on January 30, 2014 with interest of 1% per month. Long term loans from other officer and employee were $8,654 due on December 31, 2013 and with no interest

Interest expense, including imputed interest, for the three and nine months ended June 30, 2012 was approximately $172,000 and $241,000.

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of June 30, 2012 and September 30, 2011, intangible assets consist of the following:

	June 30, 2012	September 30, 2011
Land use right	$1,163,400	$1,158,082
Less: accumulated amortization	(149,700)	(129,607)

	$1,013,700	$1,028,475

The amortization expense for the three months ended June 30, 2012 and 2011 was $6,525 and $6,279, respectively. The amortization expense for the nine months ended June 30, 2012 and 2011 was $19,576 and $18,762, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	June 30, 2012	September 30, 2011
Corporate income tax payable	$112,703	$112,310
Value-added tax (recoverable)	(37,559)	(15,038)
Other	278	86

Total tax payable	$75,422	$97,358

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans to third parties include the following:

	June 30, 2012	September 30, 2011

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$629,414	$626,537

b) Loan payable to Bank of Nanchong due on January 4, 2013, at fixed interest rate of 0.60133 and 0.465% per month	786,767	783,171

c) Individual loans from various investors	100,000	100,000

d) Individual loans from unrelated parties, which were converted into equity in November 2011 (see Note 13)	-	1,253,917

e) Individual loans from unrelated parties at monthly interest rates of 1%-6%,maturing in 2012 and 2013	1,234,438	469,903
		-
f) Loan payable to Evergrowing Bank at a floating rate, due on April 15, 2013	708,090

Total Short Term Loans	$3,458,709	$3,233,528

a) Individual loans from unrelated parties bearing no interest, maturing in 2013 and 2014	$-	$430,009

b) Individual loans from unrelated parties at monthly interest rate of 2%-6%, due in August 2013 to 2014	452,405	117,476

Total Long Term Loans	$452,405	$547,485

The Company recorded interest expense of $174,566 and $319,464 for the three and nine months ended June 30 2012 and $29,069 and $45,885 for the three and nine months ended June 30, 2011, respectively.

NOTE 9 – CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon officially certification of the completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of June 30, 2012 and September 30, 2011, the balance of the construction security deposits was $47,409 and $88,547, respectively.

.AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
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

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended June 30, 2012 and 2011:

	For the nine months ended June 30
	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-17.70%	-7.6%
Non-taxable item in China	0%	0%
Other Item	-7.3%	-8.2%
Effective rate	0%	9.2%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for the three and nine months ended June 30, 2012. As of June 30, 2012 and September 30, 2011, net operating loss carry forwards, for United States income tax purposes amounted to $2,388,940 and $1,881,776, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purpose and 2017 for China income tax purpose . Management believes that the realization of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the United States for United States income tax purposes. It is also uncertain that the China business operation will have taxable income. Accordingly, the Company has provided a 100% valuation allowance as of June 30, 2012 and 2011, respectively for the temporary difference related to the loss carry-forwards.

The following table reconciles the changes of deferred tax asset for the nine months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
United States:
Deferred tax asset-Beginning	$658,622	$417,503
Addition: loss carry-forward	177,507	63,578
Valuation allowance-Beginning	(658,622)	(417,503)
Addition: Valuation allowance	(177,507)	(63,578)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset-Beginning	$-	$-
Addition: loss carry-forward	205,296	-
Valuation allowance-Beginning	-	-
Addition: Valuation allowance	(205,296)	-

Deferred tax asset-net	$-	$-

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – INCOME TAXES (Continued)

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2008. These tax returns are subject to examination by the tax authorities.

NOTE 11 – CONCENTRATION OF RISKS

Two major customers accounted for approximately 76% of the net revenue for the nine months ended June 30, 2011, with each customer individually accounted for 44% and 32%, respectively. Three major customers accounted for approximately 95% of the account receivable as of June 30, 2011, with each customer individually accounting for 63%, 16% and 16% respectively

One major vendor provided approximately 99% and 98% of the Company’s purchase of raw material for the three and nine months ended June 30, 2011, respectively.

None of the vendors and customers mentioned above are related parties to the Company.

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

During the nine months ended June 30, 2012, the Company's warrant liabilities accounts were as follows:

Opening balance, October 1, 2011	$1,545,098
Issued in nine months ended June 30, 2012	-
Change in warrant liabilities	(1,010,776)
Exercised in nine months ended June 30, 2012	-
Closing balance, June 30, 2012	$534,322

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – WARRANT LIABILITIES (Continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.70	2,000,000	0.73	$0.70	2,000,000	$0.70
$1.00	2,000,000	0.94	1.00	2,000,000	1.00
	4,000,000	0.83	$0.85	4,000,000	$0.85

 NOTE 13 – STOCKHOLDERS’ EQUITY

A. Share based payments

In April 2012, 51,282 shares of restricted common stock were issued at $0.16 per share, the fair value of the shares at the issuance date, to the Company’s independent director as compensation for his services from April 2011 to October 2012, which was valued at $8,205 and expensed as a part of general and administrative expenses.

In April 2012, 2,000,000 shares of restricted common stock were issued at $0.16 per share, the fair value of the shares at the issuance date, to the Company’s Chief Engineer as compensation for his role in  the development of a flame retardant agent, which is expected to make a major contribution to the Registrant’s revenues in the future. It was expensed as R&D expense in the quarter in which the stock was granted.

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

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

B: Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months ended June 30:

	2012	2011
Net income (loss) for basic earnings (loss) per share	$(1,155,412)	$2,992,243
Weighted average shares used in basic computation	35,860,647	31,058,716

Earnings (loss) per share: Basic	$(0.03)	$0.10

	2012	2011
Net income (loss) for diluted earnings (loss) per share	$(1,155,412)	$2,992,243
Weighted average shares used in basic computation	35,860,647	31,058,716
Dilutive effect of warrants	-	-

Weighted average shares used in diluted computation	35,860,647	31,058,716

Earnings(loss) per share: Diluted	$(0.03)	$0.1

For the three and nine months ended June 30 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

 C. Option exercise

In April 2012, 800,000 options were exercised at exercise price of $0.1 per share. 800,000 shares of common stock issued accordingly. As of June 30, 2012, there is no option outstanding.

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

 NOTE 14– COMMITMENTS (Continued)

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

In May 2011, we began moving to our new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from our previous factory site. We temporarily suspended production to facilitate the move, resulting in a decrease in sales in the third quarter of fiscal year 2011, no sales in the fourth quarter of fiscal 2011, and very limited sales in the first three quarters of fiscal year 2012. On December 8, 2011, we announced that we had successfully relocated to our new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from our previous facility, our latest facility also contains new equipment that enables us to increase our product diversification as well as to manufacture our new flame retardant additive product.  We began limited production of our flame retardant additive product on January 2, 2012.

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by asking potential customers for trial use. We will not conduct full production of the product before we can recalibrate our production process according to feedback received from potential customers.  In our new manufacturing process, we no longer manufacture nano silicon directly, but only as a by-product in the manufacture of our flame retardant additive.  This is expected to significantly reduce our per-unit production cost, by spreading the cost over two products.  In the meantime, however, while we are optimizing the manufacturing process for the flame retardant additive, we are not producing or selling nano silicon.

We are a new player in the fine chemical market and plan to win market share by offering a higher quality product to the market. This is another reason why we will not conduct full operations until September, as we try to complete the development of high quality products. We expect to have annual production capacity of 10,000 tons.

 We have developed a marketing strategy whereby our researchers and engineers will visit potential customers and request that they try our sample products. We anticipate winning new customers with our products as we believe they will be the best quality in the country. As of June 30, 2012, we have signed a contract with a customer to provide 2,000 ton of product a year.

Results of Operations

Revenues

We did not generate any significant sales for the three and nine months ended June 30, 2012, after having posted $3,720,386 and $15,915,378 in revenue for the three and nine ended June 30, 2011. The lack of significant revenue in fiscal year 2012 was due to the fact that when we moved our factory site during the second half of fiscal year 2011 to facilitate product diversification and production was completely suspended.  Through the date of this report, the equipment and production line in the new facility is still undergoing adjustments.To date, we have relied on loans from our Chairman to meet our working capital requirements, we are currently pursuing a financing strategy that will provide us a basis for long-term growth.

Gross Profit

As we discussed above, we didn’t generate any significant revenues for the three and nine months ended June 30, 2012, except for limited sales of our trial product. Therefore, we also didn’t generate any gross profit for the three and nine months ended June 30, 2012. Additionally, the gross profit for the period in this year is not a good indicator of what our gross profits normally are. For example, for the three and nine months ended June 30, 2011, we generated $902,938 and $3,889,863 in gross profit, respectively.

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

Our SG&A expenses for the three and nine months ended June 30, 2012 were $228,763 and $1,012,480, respectively. For the nine months ended June 30, 2012, SG&A expense was significantly higher than in the comparable period of fiscal 2011.  The primary reason for the increase was expenses associated with the relocation of our manufacturing facilities.  In addition, because the new facility was put into service on January 2, our depreciation expense increased by $304,752 from the first nine months of fiscal 2011 to the first nine months of fiscal 2012.  For the three months ended June 30, 2012, SG&A expenses were consistent with the third quarter of fiscal 2011, with a modest decrease due to the ongoing suspension of operations.

Research and Development Expenses

During the six months ended March 31, 2012, we paid $96,183 to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. In the quarter ended June 30, 2012, we issued 2 million shares of common stock to Qiwei Zhang, our Chief Engineer and a member of the Board of Directors.  The shares were awarded as compensation for Mr. Zhang’s role in the development of a flame retardant agent. $320,000 was recorded as R&D expense in the quarter, for a total of $416,183 for the nine months ended June 30, 2012. In comparison, for the same period in fiscal year 2011, we did not incur any expenditure related to research and development, as our staff was totally focused on the impending transfer of our facilities.

Operating income; Other income and expense

For the three and nine months ended June 30, 2012, our other income totaled $639,781 and $374,872, compared to other expense of $676,595 and other income of $167,458 for the three and nine ended June 30, 2011.  In both periods, the primary components of other expense or income were the change in fair value of our outstanding warrant liability that resulted from changes in the price of our common stock.

Net Loss

We incurred a net loss of $12,553 and $1,155,412 for the three and nine months ended June 30, 2012 as compared to a net loss of $157,738 and a net profit of $2,947,047 for the three and nine months ended June 30, 2011.  Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and that we will realize increased income from operations in future periods.  Whether we also realize net income will depend, in part, on changes in our warrant liability that we may be required to record as other income or other expense.

 Liquidity and Capital Resources

As reflected in the condensed consolidated financial statements, the Company has a working capital deficiency of $4,866,280 and an accumulated deficit of $547,116.  We suspended manufacturing operations in May 2011.  For those reasons, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2011.

The Company completed construction of its new plant in January 2012, with the exception of one production line. During the quarter ended June 30, 2012 we were in the process of performing test runs on the new production line, so our production was limited. We are expecting to commence full scale production during the fourth quarter, ending September 30, 2012. Because we committed all of our resources to the construction of our new manufacturing facility, at June 30, 2012 we had a working capital deficiency of $4,866,280. The deficit primarily consists of short term loans from third parties totaling $3,458,709 and amounts payable to related parties totaling $1,507,050. The Company expects to reactivate full production in September, and $500,000 cash is needed for purchase raw material. We expect our affiliate companies will continue to lend the money needed to sustain us through this transition period. Also, we will look for financing from local banks and third parties. However, we did not have commitment from them for the lending. If we are not able to obtain sufficient funds to operate our business, we could not generated sufficient cash flow to repay our short term liabilities.

If we are able to obtain the working capital necessary to revive operations, our long-term liquidity is favorable.  We now own manufacturing facilities with a book value of $23,183,714.  Balanced against that at June 30, 2012 we had only loans due to related parties in the aggregate principal amount of $3,320,838 and $452,405 in third party loans that mature in 2013 and 2014.

We incurred a net loss of $1,152,412 during the nine months ended June 30, 2012 and our operations used $1,614,332 in cash.  By way of comparison, during the first nine months of fiscal 2011, when we were engaged in full scale manufacturing operations, our operations provided us $3,513,372 in cash.

For the nine months ended June 30 2012, we used $2,044,862 in investing activities, all of which was attributable to additions to property and equipment.  To fund that expenditure as well as the cash used in operations, we increased our long term loans from related parties by $1,537,132, increased our short term loan from related parties by $794,727, and obtained additional third party loans in the net amount of $1,378,292.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Some of our accounting policies require a higher degree of judgment than others in their application.

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

 In our preparation of the financial statements for the nine months ended June 30, 2012 and 2011, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the third quarter of fiscal 2012.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2012.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance*
101.SCH	XBRL SchemaXsXBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

American Nano Silicon Technologies, Inc.

Date : August 14, 2012	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer