Form 10-K
period 2012-09-30
American Nano Silicon Technologies, Inc.
filed 2013-01-11
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of January 11, 2013, 39,061,840 shares of common stock, par value $.0001 per share, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2012, the last business day of the Company's second fiscal quarter, was $5,138,703 (13,176,162 shares of common stock held by non-affiliates) based upon the closing price of $.39 as quoted by OTCQB on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

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

In this report, “we”, “our”, “us” or the “Company” sometimes refer collectively to American Nano Technologies, Inc. and its subsidiaries and affiliated companies.

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

Until May 2011, the primary use for Micro Nano Silicon was as a synthetic additive in non-phosphorous detergent products. In May 2011 we suspended operations in order to move our manufacturing to a new facility.  Testing of the manufacturing systems in the new facility was completed at the end of 2012, and we will initiate manufacturing operations at the end of January 2013.  With the expanded manufacturing capacity provided by the new facility, we are also replacing our product offering.  For the immediate future, our only product will be a flame retardant additive incorporating Micro Nano Silicon, which will be marketed for use in rubber and plastic products.

Our first non-sample deliveries of the new flame retardant product will be made in February 2013, as we already have a substantial contract for the product.  We plan to commence our full marketing program in February, and are optimistic about the prospects for a rapid return to profitable operations.

Present and Future Products

Our core product

Our core product, Micro-Nano Silicon™, is an ultra-fine crystal structure consisting of silicon dioxide and quartz.  Under the effect of a special catalyst, those materials polymerize and crystallize. The crystal is three-dimensional with a tetravalent and electrically neutral silicon atom. The aluminum atom is a trivalent atom sharing four oxygen atoms with one negative charge combined. The hole in the middle of the crystal can capture a positive ion. The compound can have a complex reaction with ions of calcium, magnesium, iron, copper, and manganese. Since it is ultra-white, ultra-fine, phosphorus-free, with a special crystalline structure, chelating and filtering performance lends itself to a use in washing products, cosmetics and other products.

Flame retardant additive for rubber and plastic

In 2011 we completed development of a flame retardant additive for rubber and plastic materials based on our Micro Nano Silicon.  Materials using Micro Nano Silicon additives have passed our own stringent flame retardancy tests.

Currently, halogenated products have a 90% share of the flame retardant additive market. In early 2000, the Chinese government banned the use of halogenated additives in certain rubber and plastic products.  Accordingly, management believes that environmental concerns will cause a market shift to non-halogenated flame retardant additives, such as Micro Nano Silicon. According to baike.baidu.com, in 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons. We commenced limited production of Micro Nano Silicon as a flame retardant additive on January 2, 2012.  Since then we have delivered sample quantities to potential customers, and spent 2012 revising our manufacturing systems in response to customer feedback.  We have already executed a contract to deliver 2,000 tons of flame retardant additive per year to a customer who will pay us $868 per ton.  We will commence manufacturing for that order at the end of January 2013 and expect deliveries to commence in February 2013.

Non-phosphate detergent additive

Until May 2011 our business was primarily focused on the use of Micro Nano Silicon as a non-phosphorous additive for detergents.  Micro-Nano Silicon™ can effectively chelate calcium and magnesium ions in water, softening it in order to improve the washing effect and to prevent damage to clothes.  In this way the product actually reduces the amount of detergent required for washing a load of laundry, and accordingly is more cost efficient to use.

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

Because of the opportunities presented by the market for flame retardant additives, and because of the superior margins that we can achieve selling flame retardant additive, we have suspended our production of the detergent additive.  When we have achieved a mature position in the market for flame retardant additive, we may revive our marketing of the detergent additive.  Because the detergent additive can be manufactured as a byproduct of the production of flame retardant additive, the combination of those two lines in our product offerings would be complementary and particularly profitable.   At present, however, we want to be careful not to overextend our resources, and so will focus exclusively on the sale of flame retardant additive.

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

Management believes that we would be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers’ compliance with energy saving regulations.  We have already developed a marketable accelerator additive, and had initiated some sales of the additive before we suspended operations in 2011.  When our financial and labor resources permit, we may re-enter that market.

Our Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

-
Proprietary Product: Micro Nano Silicon™ is a proprietary product with already developed applications as a non-phosphorous additive in detergent, as an accelerant additive in cement, and as a flame retardant additive in rubber and plastics.  In addition, we believe that we will be able to develop additional uses for Micro Nano Silicon in the petrochemical, plastic, rubber, paint and ceramic industries.

-
Cost Effectiveness. Micro Nano Silicon is significantly less expensive than its primary competition, but equally effective.  Micro Nano Silicon provides cost savings as an accelerant in the cement market and could be sold at a fraction of the cost of its primary competition in the paint pigment market.  In addition, as a result of its flame retardant capabilities, we believe that Micro Nano Silicon will be less expensive as a flame retardant product in the plastic and rubber industries than comparable products.

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

-
Proximity to local customers and low transportation cost: We are the only supplier of nonphosphate and non-halogenated additives in southwestern China.  Accordingly,  we can ship our products to customers in local areas at considerably lower transportation costs than our competitors.

Our Strategy

Our goal is to establish Micro Nano Silicon as a chemical additive in a wide range of products and industries. We intend to achieve this goal by implementing the following strategies:

●
Expand the uses for Micro Nano Silicon™ :   We have already sold Micro Nano Silicon as a detergent additive, as an accelerator agent for use in the cement industry, and as a flame retardant.  Although we are currently marketing only the flame retardant additive, as our participation in that market matures, we intend to re-introduce the other two product lines.  In addition, we may at some future date commence marketing Micro Nano Silicon as a pigment for paints.

●
Research and development effort:  Our immediate focus will be on developing advanced flame retardant products, which would allow us to enter markets in China now dominated by imports.  When resources permit, we intent to reinitiate the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

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

 Research and Development

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focuses on developing such uses as well as developing nano filitering technology and the production processes for our product. During the year ended September 30, 2011, our staff was primarily focused on the relocation of our manufacturing operations to a new facility.  As a result, we expended only $296 on research and development.

During fiscal year 2012, we expended $464,898 on research and development. We paid $94,701 to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. In the second quarter 2012, we issued 2 million shares of common stock to Qiwei Zhang, our Chief Engineer and a member of the Board of Directors.  The shares were awarded as compensation for Mr. Zhang’s role in the development of a flame retardant agent.

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

Raw Materials and Production

Our facilities are located in close proximity to our suppliers.  Quartz and bauxite are the primary raw materials used in the production of Micro-Nano Silicon™ There are abundant quartz mineral resources in nearby Chinese districts such as Hechuan and Qingchuan and abundant supplies of bauxite  in Hechuan and nearby Chongqing and Guizhou. Similarly other raw materials such as caustic soda, calcined soda, sodium sulphate anhydrous and calcium carbonate powder are also available in sufficient quantities, good quality and competitive cost in Sichuan province. One major vendor, Chongqing Trading Company, also one of our major customers, provided approximately 99% of the Company’s purchases of raw materials for the year ended September 30, 2011. For the year ended September 30, 2012, we had generated very limited sales and made very limited purchases.  Therefore we did not rely on any particular vendors and customers.

 Employees

We have approximately 132 full-time employees. The breakdown of our employees is as follows:

Production Line	36
Quality Control and Workshop	15
Foreman/Production Line managers	8
Engineers	18
Warehouse	4
Cooks/Cleaners/Guards	8
Senior Management	7
Office Administrators	15
Accounting	9
Sales and Marketing	12

Total	132

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

Distribution and Customers

We are currently selling Micro Nano Silicon through distributors and our own sales staff.  During the fiscal year ended September 30, 2011, two distributors, Chongqing Trading Company, Ltd., and Chengdu Blue Wind Company accounted for approximately 44% and 32% of our revenue, respectively.  Chongqing Trading Company is a state owned enterprise, and distributes our product in seven districts and eight major cities. Our in-house sales staff of 12 employees seeks to establish relationships with additional distributors of our products. We intend to increase the size of our sales force as we increase our production capacity. In order to create awareness and acceptance of our products we occasionally sponsor charitable events.  We had generated very limited sales for the year ended September 30, 2012, therefore we did not rely on any particular customers.

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

We compete primarily on the effectiveness and the price of our products. Both the flame retardant additive and the detergent additive markets are highly fragmented, with hundreds of  chemical additive manufacturers throughout the country.  Although we believe that Micro Nano Silicon is more cost effective and provides better performance than our competitors’ products, we cannot assure you that we will be able to obtain wide spread market acceptance of Micro Nano Silicon as a flame retardant  additive. With respect to Micro Nano Silicon, as a detergent additive, as an accelerator additive in cement,  and as a pigment in paints, we believe that we will be able to gain market acceptance of our product as a result of the potential cost savings from the use of our product. However, we cannot assure you that this will be the case.

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

RISKS RELATED TO OUR OPERATIONS

We currently have negative cash flow and negative working capital.  We will not be able to fully resume operations without additional injections of capital.

As shown in the accompanying financial statements, the Company has negative cash flow for the year ended September 30, 2012 and at September 30, 2012 the Company’s current liabilities exceeded its current assets by $7.9 million.  In addition, approximately $3.2 million of the Company’s loans will be due in 2013.  The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012 in its new facilities, but did not produce more than sample quantities. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun has the intention to continue providing necessary funding for the Company’s normal operations. It is not certain, however, that he will be able to provide sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are initiating substantially revised operations, and will face all of the risks of a new business.

The relocation of our operations to new facilities was done to expand our manufacturing capacity, but also to enable us to initiate a new manufacturing operation.  Prior to May 2011 our manufacturing operations produced one product:  our detergent additive.  As we resume normal operations, we will be manufacturing only our flame retardant additive.  Because of this change, we face the risk of the unknown that occurs whenever new operations are initiated.  Our market is uncertain; new customers will have to be secured.  And the problems that may develop in manufacturing the flame retardant additive on a large scale are as yet unknown.  For this reason, the introduction of our new operations in fiscal 2013 may be disrupted and/or delayed by factors not yet anticipated.

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

In recent years, the capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

We have rapidly and significantly expanded our business and we will endeavor to further expand our business. Our recent and anticipated growth is expected to place, a significant strain on our managerial, operational, and financial resources. To manage our potential growth, we must implement and improve our operational and financial systems and to expand, train, and manage our employee base. We cannot assure you that our systems, procedures, or controls will be adequate to support our operations. Our inability to effectively manage growth, if any, could harm our business.

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

Our current and future competitors are likely to have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, our competitors may be able to develop and expand their offerings more rapidly, adapt to new or emerging technologies and changes more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale and devote greater resources to the marketing and sale of their technology and products than we can. We cannot assure you that we will successfully differentiate our current and proposed technology and products from the technologies and products of our competitors, that the marketplace will consider our technology and products to be superior to competing technologies and products, or that we will be able to compete successfully with our competitors.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Under the New EIT Law, we may be classified as “resident enterprises” of China for tax purpose, which may subject us to adverse tax consequences.

The new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define a de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as American Nano and American Nano Delaware. Both American Nano and American Nano Delaware have all members of their management team located in China. If the PRC tax authorities determine that American Nano or American Nano Delaware is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividends paid between “qualified resident enterprises” are exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that American Nano Delaware receives from Nanchong Chunfei  will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose.  Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2.                 DESCRIPTION OF PROPERTIES

Production and Facilities

All land in the PRC is government owned and may not be sold to any individual or company. However, the government grants the user a “land use right” to use the land. Our land use right was originally acquired by Fachun Pu, our Chairman, Chief Executive Officer and principal shareholder, in September 2000 for the amount of $833,686 and was transferred to us as a capital investment. In fiscal year 2008, we paid a stamp tax in the amount  $69,539 to get a certificate of the land use right.

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

Our manufacturing campus covers an area of 54,000 square meters. The campus has the following separate structures:

Structure	area in square meters

Engineering	830
Corporate/Administrative Offices	5000
Dormitory	4000
Testing/Quality Control	4200
Nano Silicon production	5300
Sodium Aluminate production	1274
Flame retardant production	4434
Nano Silicon workshop	4416
Boiler plant	1341
Raw materials	5003

ITEM 3.                  LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4.                 MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                (a) Market Information

Our common stock is currently quoted on the OTCQB under the symbol “ANNO”. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by either the OTCQB or the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter Ended December 31, 2010	$2.00	$1.30
Quarter Ended March 31, 2011	$1.75	$0.95
Quarter Ended June 30, 2011	$1.25	$0.05
Quarter Ended September 30, 2011	$0.65	$0.10

Quarter Ended December 31, 2011	$0.30	$0.30
Quarter Ended March 31, 2012	$0.39	$0.01
Quarter Ended June 30, 2012	$0.16	$0.16
Quarter Ended September 30, 2012	$0.16	$0.16

(b) Shareholders

On January 11, 2013 there were approximately 1,121 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our  business  activities,  so it is not expected that  any  dividends  on our  common  stock  will be  declared  and  paid in the foreseeable future.

 (d)  Equity Compensation Plans

We do not have any equity compensation plans.  During fiscal year 2012 we issued 2,000,000 shares of common stock to reward our Chief Engineer for his contribution to the development of our new additive product.  During fiscal year 2011 we issued options for 800,000 shares to certain of our employees.  Neither grant was made pursuant to a formal plan and neither grant was submitted for approval by the Company's shareholders.

ITEM 6.                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                   MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors (Item 1A).” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

Restructuring of our Operations

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. We expect the new site to provide us an annual manufacturing capacity of 10 million tons. The Company temporarily suspended production to facilitate the move, resulting in a decrease in sales in the third quarter of fiscal year 2011 and no sales in the fourth quarter. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities.as well as manufacture its new flame retardant additive product. The Company began limited production of its flame retardant additive product on January 2, 2012 in order to provide sample quantities to potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and are prepared to return to normal operations. We intend to commence normal production of the flame retardant at the end of January 2013.

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by asking potential customers for trial use. We anticipate winning new customers with our products as we believe they will be the best quality in the country. Through calendar year 2012 we have been recalibrating our production process according to feedback received from potential customers.

During 2012, we signed a contract with a customer to provide 2,000 tons of product a year at a price of $868 per ton. We expect to initiate deliveries under that contract in February 2013.

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

In our preparation of the consolidated financial statements for fiscal year 2012, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 10 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that we would realize sufficient income within the requisite time period to utilize the deferred asset.

•
the fair value determination of our derivatives liability, described in Note 12 to the financial statements, including the assumptions used in the Black- Scholes option-pricing model: risk free rate, volatility and dividend yield.

Results of Operations

Revenues

Our revenues decreased by 99% or $15,988,786 from $16,078,164 for the year ended September 30, 2011 to $89,378 for the year ended September 30, 2012. The significant decrease in revenue is primarily due to the fact that we moved our factory site during the second half of the fiscal year 2011 to facilitate product diversification capabilities.  Production was suspended during the move. Through the date of this report, the equipment and production line in the new facility is still undergoing adjustments.

Gross Profit (Loss)

The decrease in our cost of goods sold was approximately proportionate to the decrease in our revenues. Cost of goods sold, which consists primarily of material, labor, overhead and product cost, was $136,051 for the year ended September 30, 2012, representing a decrease of $12,182,540 or 99% compared to the year ended September 30, 2011.   As a result, we realized a gross loss of $46,673 for the year ended September 30, 2012 .

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

Our SG&A expenses for the years ended September 30, 2012 and 2011 were $2,034,728 and $1,006,235 respectively. The increase in SG&A expenses from fiscal year 2011 to fiscal year 2012 was primarily due to the $616,124 increase in our depreciation expense from fiscal 2011 to fiscal 2012, which occurred because the new facility was put into service on January 2, 2012.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filitering technology and the production processes for our product. Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by asking potential customers for trial use.

Our immediate need during fiscal 2011 had been the expansion of product diversification capabilities.  For that reason, we suspended our research and development activities and focused the attention of our staff on the logistics of our move to a new facility. For the year ended September 30, 2011, we expended $296 on research and development.

During fiscal year 2012, we expended $464,898 on research and development. We paid $94,701 to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. In the second quarter 2012, we issued 2 million shares of common stock to Qiwei Zhang, our Chief Engineer and a member of the Board of Directors.  The shares were awarded as compensation for Mr. Zhang’s role in the development of a flame retardant agent.  We recorded the fair value of the shares, $320,000, as research and development expense.

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

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $2,546,299 for the year ended September 30, 2012, having recorded $2,753,042 in income from operations for the year ended September 30, 2011.  In both years, however, non-operating income and expense had a significant effect on our net income.

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during fiscal years 2012 and 2011, the fair value of the warrants also fell by $1,181,141 and $3,552,385, respectively.  We recognized these changes in our Statements of Operations as “other income”

During fiscal 2011 the move from our initial factory to our new facility required that we re-value the manufacturing equipment previously used in our old facility.  Since we had scrapped much of the old equipment, we recorded, during fiscal year 2011, an impairment loss of $2,149,611.

The other major element of Other Income and Expense during fiscal year 2012 was interest expense relating to loans from bank, unrelated parties and related parties.

 Net Income

Due to our minimal revenue, we incurred a net loss of $2,086,393 for the year ended September 30, 2012 as compared to net income of $3,438,865 for the year ended September 30, 2011.  Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize more income from operations in future periods.  The realization of net income will depend, in part, on changes in our warrant liabilities that we may be required to record as other income or other expense.

Liquidity and Capital Resources

	As of September 30,
	2012	2011
Total current assets	$367,240	$284,264
Total current liabilities	8,325,211	5,378,520
Working capital (deficiency)	$(7,957,971)	$(5,094,256)

At September 30, 2012 we had a working capital deficiency of $7,957,971, representing an increase of $2,863,715 in the deficit during the 2012 fiscal year.  Our current assets on September 30, 2012 were only $367,240, of which only $311,159 were liquid.  We collected most of our accounts receivable, as we had no significant sales in the fiscal year 2012. Our current liabilities are primarily composed of short term loans totaling $3,186,371, accrued expenses and other payables totaling $391,608, and short term related parties payables totaling $4,200,314 due to Chunfei Real Estate and Mr. Pu. Chunfei Real Estate is owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10K for the year ended September 30, 2012.

The Company completed construction of its new plant in January 2012, with the exception of one production line. During the year ended September 30, 2012 we were in the process of performing test runs on the new production line, so our production was limited. We are expecting to commence normal production operations at the end of January 2013. To reactivate full production, $500,000 cash is needed for the purchase of raw materials. We expect our affiliate companies will continue to lend the money needed to sustain us through this transition period. Also, we will look for financing from local banks and third parties. However, we did not have any commitments from them. If we are not able to obtain sufficient funds to operate our business, we will not generate sufficient cash flow to repay our short term liabilities.

If we are able to obtain the working capital necessary to revive operations, our long-term liquidity is favorable.  We now own manufacturing facilities with a book value of $25,620,557.  At September 30, 2012 we had loans due to related parties in the aggregate principal amount of $5,585,629, and $5,847,449 in third party loans that mature in 2013 and 2014, respectively.

The following tables summarize our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$5,585,629	$4,200,314	$1,385,315	$—	$—
Loan payable to unrelated parties	5,847,449	3,186,371	2,661,078	—	—
Construction security deposit	26,649	26,649	—	—	—
Total contractual obligations	$11,459,727	$7,413,334	$4,046,393	$—	$—

Our operations used $1,805,535 in cash during the year ended September 30, 2012.  This was approximately equal to our operating loss, net of $348,205 in stock-based compensation that is a non-cash expense. Over the long term, our net income will generally lag the cash provided by our operations because depreciation and amortization, a non-cash expense, reduces net income.  However, in the year ended September 30, 2012, our depreciation and amortization expense of $1,299,041 was offset in large part by the other income of $1,181,140 that we recorded by reason of the decrease in the fair value of our derivative liabilities. Because the fair value of our derivative liabilities at September 30, 2012 was only $363,958 and the derivative liabilities terminate in March 2013, we do not anticipate that the derivative liabilities will have a significant effect on our net income in the future.  As a result, our net income in the future will generally be less than the cash provided by our operations, although occasional events may alter that relationship.

In the year ended September 30, 2011, our operations provided us $2,575,903 in cash, which was $800,348 less than our net income of $3,376,251 for the year. As in fiscal year 2012, the other income of $3,552,385 realized by reason of a decrease in fair value of our derivative liabilities during fiscal year 2011 more than offset $682,110 in depreciation and amortization and a $2,149,611 impairment loss, thus balancing non-cash income with non-cash expenses.  Cash provided lagged net income during fiscal 2011, therefore, primarily because we returned $1,184,690 in construction security deposits to our contractors as construction of our new facilities was completed in fiscal year 2011.

The largest demand on our cash during fiscal year 2012 and 2011 was our ongoing construction activities.  For the year ended September 30, 2012, we used $4,522,481 in investing activities, all of which was attributable to additions to property and equipment.

To fund that expenditure as well as the cash used in operations, we received the proceeds from loan from related parties of $3,373,585, the proceeds from short-term loans of $1,159,217 and the proceeds from long-term loan of $2,088,392.

During fiscal 2011 we expended $6,783,960 on property and equipment, which we financed with proceeds from related party loans of $1,708,411, other short-term loans of $1,323,747 and proceeds from long term loans of $342,649.

 We believe that there is potential application for Micro Nano Silicon in several markets.  Future expansion into other product lines, however, will require additional capital.  For that reason we continue to pursue opportunities for financing. We have at this time, however, no firm commitments for additional funds.

As of the date of this report, we do not have sufficient cash to operate for the next 12 months. However, we have a commitment from our president, Mr. Pu Fachun to secure financing through third party loans or personal loans to provide us with sufficient liquidity for the next 12 months.

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

We have audited the accompanying consolidated balance sheets of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the  two-year period ended September 30, 2012. American Nano Silicon Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the  two-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suspended its operations in May 2011.  In addition, the Company has suffered negative cash flows for the year ended September 30, 2012 and has a net working capital deficiency as of September 30, 2012 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

January 11, 2013

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$56,661	$92,796
Accounts receivable, net	8,412	-
Inventory, net of reserve	246,086	111,339
Advance to suppliers	29,035	-
Prepaid expense and other receivables	27,046	78,123
Employee advances, net	-	2,006
Total Current Assets	367,240	284,264

Property, plant and equipment, net	25,620,557	21,667,629

Other assets:
Land use rights, net	1,018,256	1,028,475
Total other assets	1,018,256	1,028,475

Total Assets	$27,006,053	$22,980,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$400,220	$56,076
Short term loans	3,186,371	3,233,528
Taxes payable	120,049	97,358
Construction security deposits	26,649	88,547
Due to related parties	4,200,314	1,399,255
Accrued expenses and other payables	391,608	503,756

Total Current Liabilities	8,325,211	5,378,520

Long-term liabilities
Long term loans	2,661,078	547,485
Due to related parties	1,385,315	1,781,609
Derivative liabilities-warrants	363,958	1,545,098

Total Long Term Liabilities	4,410,351	3,874,192

Total Liabilities	12,735,562	9,252,712

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 39,061,840 and 31,362,130 shares issued and outstanding as of September 30, 2012 and 2011, respectively	3,906	3,136
Additional paid-in-capital	13,689,967	11,306,806
Accumulated other comprehensive income	2,054,715	1,809,418
Retained Earnings (Accumulated deficit)	(1,478,097)	608,296
Total Stockholders' Equity	14,270,491	13,727,656

Total Liabilities and Stockholders' Equity	$27,006,053	$22,980,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	September 30,
	2012	2011

Revenues	$89,378	$16,078,164

Cost of Goods Sold	136,051	12,318,591

Gross Profit (Loss)	(46,673)	3,759,573

Operating Expenses
Research and development expense	464,898	296
Selling, general and administrative	2,034,728	1,006,235

Income (loss) from operations	(2,546,299)	2,753,042

Other Income and Expense
Interest expense, net	(780,510)	(105,993)
Change in fair value of derivative liabilities	1,181,141	3,552,385
Impairment loss from property, plant and equipment	-	(2,149,611)
Other income(expense)	59,689	(152,992)
Total other income	460,320	1,143,789

Income (Loss) Before Income Taxes	(2,085,979)	3,896,831

Provision for Income Taxes	414	520,580

Net Income (Loss)	$(2,086,393)	$3,376,251

Net loss attributable to the noncontrolling interest	-	(62,614)

Net Income (Loss) attributable to American Nano Silicon Technologies, Inc	(2,086,393)	3,438,865

Net Income (Loss)	(2,086,393)	3,376,251

Other comprehensive income
Foreign currency translation adjustment	245,297	687,954

Comprehensive Income (Loss)	(1,841,096)	4,064,205

Comprehensive loss attributable to the noncontrolling interest	-	(62,614)

Comprehensive Income (Loss) attributable to American Nano Silicon Technologies, Inc	$(1,841,096)	$4,126,819

Income (Loss) per common share
Basic	$(0.06)	$0.11
Diluted	$(0.06)	$0.11

Weighted average number of common shares
Basic	36,665,319	31,087,648
Diluted	36,665,319	31,126,408

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					(Accumulated deficit)
	Common Stock			Accumulated Other			Total
	par value $.0001		Additional	Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Interest	Equity

Balance at September 30, 2010	30,900,067	$3,090	$8,998,234	$1,121,464	$(2,830,569)	$1,632,834	$8,925,053

Stock based compensation	462,063	46	418,353				418,399
Net income (loss)					3,438,865	(62,614)	3,376,251
Acquisition of non-controlling interest			1,570,220			(1,570,220)
Options granted to senior management			319,999				319,999
Other comprehensive income, net of tax
Foreign currency translation adjustments				687,954			687,954

Balance at September 30, 2011	31,362,130	3,136	11,306,806	1,809,418	608,296	-	13,727,656

Stock based compensation	2,132,564	213	347,992				348,205
Net loss					(2,086,393)		(2,086,393)
Acquisition of non-controlling interest	1,650,636	165	(165)				-
Stock issued for loan settlement	3,116,510	312	1,869,596				1,869,908
Options exercised	800,000	80	79,920				80,000
Imputed interest expense for non interest bearing related party loans			85,818				85,818
Foreign currency translation adjustments				245,297			245,297

Balance at September 30, 2012	39,061,840	$3,906	$13,689,967	$2,054,715	$(1,478,097)	$-	$14,270,491

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,086,393)	$3,376,251
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recovery of bad debt	(35,256)	-
Change in fair value of derivative liabilities	(1,181,140)	(3,552,385)
Impairment loss from property, plant and equipment	-	2,149,611
Depreciation and amortization	1,299,041	682,110
Stock based compensation expense	348,205	738,399
Inventory reserve	44,914	-
Imputed interest expense for non interest bearing related party loans	85,818	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	19,246	588,488
Inventory	(176,865)	89,457
Notes receivable	(3,157)	-
Employee advances	9,352	5,699
Advances to suppliers	(28,806)	7,073
Prepaid expense and other receivables	54,781	(13,125)
Increase (decrease) in -
Accounts payable	5,612	(66,228)
Construction security deposits	(62,788)	(1,184,690)
Taxes payable	20,997	(457,211)
Accrued expenses and other payables	(119,096)	212,454
Cash provided by (used in) operating activities	(1,805,535)	2,575,903

Cash Flows From Investing Activities:
Additions to property and equipment	(4,522,481)	(6,783,960)
Proceeds from disposal of plant, property and equipment	-	69,703
Proceeds from repayment of loan to related party	-	345,708
Cash used in investing activities	(4,522,481)	(6,368,549)

Cash Flows From Financing Activities
Proceeds from option exercise	80,000	-
Repayment of related parties loans	(420,893)	-
Proceeds from loan from related parties	3,373,585	1,708,411
Proceeds from short term loans	1,159,217	1,323,747
Proceeds from long term loans	2,088,392	342,649
Cash provided by financing activities	6,280,301	3,374,807

Effect of exchange rate changes on cash and cash equivalents	11,580	12,072

Decrease in cash and cash equivalents	(36,135)	(405,767)

Cash and Cash Equivalents - Beginning of the year	92,796	498,563

Cash and Cash Equivalents - End of the year	$56,661	$92,796

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$677,264	$18,073
Income taxes	$414	$786,711
Non-cash investing and financing activities:
Common stock issued for service	$348,205	$-
Common stock issued for loan settlement	$1,869,907	$-
Unpaid property, plant and equipment additions, included in accounts payable	$(334,943)	$(178,316)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Nano-Silicon Technologies, Inc. (the “Company” or “ANNO”) was incorporated in the State of California on September 6, 1996. Since 2006, the Company has been primarily engaged in the business of manufacturing and distributing refined consumer chemical products through its subsidiaries, Nanchong Chunfei Nano-Silicon Technologies Co., Ltd. (“Nanchong Chunfei”), Sichuan Chunfei Refined Chemicals Co., Ltd. (“Chunfei Chemicals”),  and Sichuan Hedi Veterinary Medicines Co., Ltd. (“Hedi Medicines”).

On August 26, 2006, ANNO, through its wholly owned subsidiary American Nano Silicon Technologies, Inc., a Delaware corporation (“ANST”), acquired a 95% interest in Nanchong Chunfei, a company incorporated in the People’s Republic of China (the “PRC” or “China”) in August 2006. Nanchong Chunfei directly owned 90% of Chunfei Chemicals, a Chinese corporation established under the laws of PRC on January 6, 2006. Chunfei Chemicals itself owned 92% of Hedi Medicines, also a Chinese company incorporated under the law of PRC on June 27, 2002.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative cash flow for the year ended September 30, 2012 and the Company’s current liabilities exceed its current assets by $7.9 million. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect that the affiliate companies owned by the Company’s largest shareholder and President, Mr. Pu Fachun, will continue providing necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of inventories, valuation of warrant liabilities, and fair value of other financial instruments. Actual results could differ from these estimates.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recognized an impairment loss from long-lived assets of $2,149,611 for the fiscal year ended September 30, 2011. There was no impairment of long-lived assets in 2012.

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

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $7,805 and $3,916 for the year ended September 30, 2012, and 2011, respectively.

Taxation

Income taxes

The Company accounts for income tax under the provisions of ASC 740-10-25, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances will also be established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Uncertain tax positions

During the course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2012, we had zero unrecognized tax benefits or provisions.

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The Company had value added tax recoverable of $51,397 and $ 15,038 as of September 30, 2012 and 2011, respectively.

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

Statement of cash flows

In accordance with ASC 230, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

September 30, 2012
Balance sheet	RMB 6.2857 to US$1.00
Statement of operations and comprehensive loss	RMB 6.3357 to US$1.00

September 30, 2011
Balance sheet	RMB 6.3843 to US$1.00
Statement of operations and comprehensive loss	RMB 6.5372 to US$1.00

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Comprehensive Income (Loss).

Note 3 – INVENTORY

The inventory consists of the following:

	September 30, 2012	September 30, 2011
Raw materials	$73,191	$63,840
Packing supplies	22,126	18,522
Work-in-process	55,170	22,940
Finished goods	140,870	6,037
	291,357	111,339
Less inventory allowance	(45,271)	--

Total	$246,086	$111,339

Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consisted of the following:

	September 30, 2012	September 30, 2011

Machinery & Equipment	$8,942,612	$9,140,703
Plant & Buildings	15,876,637	12,624,123
Sub total	24,819,249	21,764,826

Less: Accumulated Depreciation	(2,741,974)	(1,436,420)
Add: Construction in Process	3,543,282	1,339,223

Property, Plant and Equipment	$25,620,557	$21,667,629

Depreciation expense for the years ended September 30, 2012 and 2011 was $1,272,896 and $656,772, respectively.

 In June, 2012, the Company completed construction of new manufacturing production lines. The Company reclassified $1,488,781 of construction in process to property, plant and equipment.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically borrows money from its shareholders to finance the operations.  The details of loans from related parties are as follows:

	September 30, 2012	September 30, 2011
Short term:
Short term loan from Chunfei Real Estate	$1,837,809	$783,266
Short term loan from Pu Fachun	2,362,505	302,508
Short term loan from Zhang Lizi	-	313,481

	$4,200,314	$1,399,255
Long term:
Loan From Chunfei Real Estate )	$-	$55,486
Loan From Chunfei Daily Chemical	-	275,270
Loan From Pu Fachun	1,385,315	1,442,237
Loan From Other Officer and Employee	-	8,616

	$1,385,315	$1,781,609

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Zhang Lizi is the wife of Pu Fachun.

Short term loans from Chunfei Real Estate of $1,837,809 bear no interest and were due on demand. The short term loan from Mr. Pu was $2,362,505, which included $2,012,505 bearing no interest and due on demand and $350,001 due in 2013 with fixed interest of 1% per month.

Long term loans from Mr. Pu were $1,385,315 bearing no interest and due on December 31, 2014.

The Company recorded imputed interest of $85,818 for non-interest bearing related party loans for the year ended September 30, 2012.

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the Right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of September 30, 2012 and 2011, intangible assets consisted of the following:

	September 30, 2012	September 30, 2011
Land use rights	$1,176,249	$1,158,082
Less: accumulated amortization	(157,993)	(129,607)

	$1,018,256	$1,028,475

The amortization expense for the years ended September 30, 2012 and 2011 was $26,145 and $25,338, respectively.

NOTE 7– TAXES PAYABLE

The taxes payable includes the following:

	September 30, 2012	September 30, 2011
Corporate income tax payable	$114,323	$112,310
Value-added tax (recoverable)	(51,397)	(15,038)
Other	57,123	86

Total tax payable	$120,049	$97,358

NOTE 8 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	September 30, 2012	September 30, 2011

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$636,365	$626,537

b) Loan payable to Nanchong Commercial bank due on January 4, 2013 and June 28, 2013, at fixed interest rate of 6.941% and 7.216% per year	1,590,913	-

c) Loan payable to Bank of Nanchong due on December 22, 2011, at fixed interest rate of 0.463% per month	-	783,171

d) Individual loans from various investors	100,000	100,000

e) Individual loans from unrelated parties, which were converted into equity in November 2011 (see Note 13)	-	1,253,917

f) Individual loans from unrelated parties at monthly interest rates of 2%-3%,maturing in 2012 and 2013	143,182	469,903
		-
g)Loan payable to Evergrowing Bank at a floating rate, due on April 15, 2013	715,911	-

Total Short Term Loans	$3,186,371	$3,233,528

a) Individual loans from unrelated parties bearing no interest, maturing in 2013 and 2014	$-	$430,009

b) Individual loans from unrelated parties at monthly interest rate of 0%-6%, due in December 2013 to 2015*	2,661,078	117,476

Total Long Term Loans	$2,661,078	$547,485

*  $2,560,574 will be due in the year ended September 30, 2014, and $100,504 will be due in the year ended September 30, 2105.

The Company pledged its land use right to secure the loans from Nanchong Commercial Bank. The Company recorded interest expense of $572,320 and $107,001 for the years ended September 30, 2012 and 2011, respectively.

NOTE 9 –  CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon official certification of the completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of September 30, 2012 and 2011, the balance of the construction security deposits was $26,649 and $88,547, respectively.

NOTE 10 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which mandates a corporate income tax rate of 25%. Chunfei Chemical is a foreign invested entity located in western China, which enjoyed a tax holiday from 2007 to 2011, during which its tax rate was reduced by 10 basis points. Nanchong Chunfei was taxed at 12.5% from 2009 to 2011, which was approved by the local tax authority. Hedi Medicines was taxed at the 25% statutory rate in year 2011, but starting from calendar year 2012,  Hedi Medicine has been taxed at a flat rate of 260 RMB per month

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended September 30, 2012 and 2011:

	For the years ended September 30
	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Income tax exemption	-9.1%	-10.7%
Non-taxable item in China	0%	0%
Valuation allowance	-15.9%	-
Other item	0%	-1%
Effective rate	0%	13.3%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries.

The Company incurred a net operating loss for the year ended September 30, 2012. As of September 30, 2012 and September 30, 2011, net operating loss carry forwards for United States and China income tax purposes amounted to $2,616,844 and $1,881,776, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purposes and 2017 for China income tax purposes . Management believes that the realization in the U.S. of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the United States for United States income tax purposes. It is also uncertain that the China business operation will have income taxable in China. Accordingly, the Company has provided a 100% valuation allowance as of September 30, 2012 and 2011, respectively for the temporary difference related to the loss carry-forwards.

The following table reconciles the changes of deferred tax asset for the years ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
United States:
Deferred tax asset from loss carry-forward-Beginning	$658,622	$417,503
Addition: loss carry-forward	177,921	241,119
Valuation allowance-Beginning	(658,622)	(417,503)
Addition: Valuation allowance	(177,921)	(241,119)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset from loss carry forward-Beginning	$-	$-
Addition: loss carry-forward	185,246	-
Valuation allowance-Beginning	-	-
Addition: Valuation allowance	(185,246)	-

Deferred tax asset-net	$-	$-

The Company’s open tax years for its U.S. federal and state income tax returns are for the tax years after 2009. These tax returns are subject to examination by the tax authorities.

NOTE 11 – CONCENTRATION OF RISKS

For the year ended September 30, 2012, we had generated very limited sales.  Therefore we did not rely on any particular customers for the period.

Two major customers accounted for approximately 76% of the net revenue for the year ended September 30, 2011, with each customer individually accounting for 44% and 32%, respectively.

We had generated very limited sales and made very limited purchases in the year ended September 30, 2012. Therefore we did not rely on any particular vendor for the period.

One major vendor provided approximately 99% of the Company’s purchases of raw materials for the year ended September 30, 2011, respectively.

None of the vendors and customers mentioned above is a related party to the Company.

NOTE 12 – WARRANT LIABILITIES

In March and June 2010, the Company issued 4,200,000 shares of common stock and Warrants to purchase 4,000,000 shares of Common Stock (Series B Warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

The Company concluded  that the Series B Warrants  should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  The Company uses Level 2 inputs to measure fair value of its warrant liability.

During the year ended September 30, 2012, the Company's warrant liability accounts were as follows:

Opening balance	$1,545,098
Issued in the year ended September 30, 2012	-
Change in warrant liabilities	(1,181,140)
Exercised in the year ended September 30, 2012	-
Closing balance, September 30, 2012	$363,958

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at September 30, 2012	Weighted Average Exercise Price
$0.70	2,000,000	0.43	$0.70	2,000,000	$0.70
$1.00	2,000,000	0.67	1.00	2,000,000	1.00
	4,000,000	0.55	$0.85	4,000,000	$0.85

 NOTE 13 – STOCKHOLDERS’ EQUITY

A. Share based payments

In April 2012, 51,282 shares of restricted common stock were issued at $0.16 per share, the fair value of the shares at the issuance date, to one of the Company’s independent directors as compensation for his services from April 2011 to October 2012.  The shares were valued at $8,205 and expensed as a part of general and administrative expenses.

In April 2012, 2,000,000 shares of restricted common stock were issued at $0.16 per share, the fair value of the shares at the issuance date, to the Company’s Chief Engineer  as compensation for his role in  the development of a flame retardant agent, which is expected to make a major contribution to the Registrant’s revenues in the future. The fair value of the shares  was expensed as R&D expense in the quarter in which the stock was granted.

In November, 2011, 51,282 shares of restricted common stock were issued at $0.39 per share, the fair value of the shares at the issuance date, to one of the Company’s independent directors as compensation for his services from October 2011 to March 2012.  The shares were valued at $20,000 and expensed as a part of general and administrative expenses.

In November, 2011, 30,000 shares of restricted common stock were issued to the investors in the Company’s 2010 private placement, in settlement of their contractual claim to additional shares if the Company failed to achieve the net income target specified in their stock purchase agreement. No fair value is used because the issuance of stock is treated as reallocation of proceeds on the common stock issued on private placement.

In November, 2011, the Company issued 1,650,636 shares of restricted common stock to Mr. Pu Fachun in exchange for his transfer of  all minority interests in the Company’s subsidiaries.

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

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended September 30 :

	2012	2011
Net income (loss) for basic earnings (loss) per share	$(2,086,393)	$3,438,865
Weighted average shares used in basic computation	36,665,319	31,087,648

Earnings (loss) per share: Basic	$(0.06)	$0.11

	2012	2011
Net income (loss) for diluted earnings (loss) per share	$(2,086,393)	$3,438,865
Weighted average shares used in basic computation	36,665,319	31,087,648
Dilutive effect of warrants	-	-
Dilutive effect of options		38,760
Weighted average shares used in diluted computation	36,665,319	31,126,408

Earnings(loss) per share: Diluted	$(0.06)	$0.11

For the year ended September 30, 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

 C. Option exercise

In April 2012, 800,000 options were exercised at an exercise price of $0.10 per share. 800,000 shares of common stock were issued accordingly. As of September 30, 2012, there are no options outstanding.

NOTE 14– COMMITMENTS

Employment Agreements

As of May 1, 2008, we entered into indefinite employment agreements with Pu Fachun and Zhang Changlong.  The agreements provide for an annual salary of $10,000 to Mr. Pu and an annual salary of $7,500 to Mr. Zhang.

The agreements provides that the officers’ compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. The officers will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of each agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of the officer, (ii) upon the death of any officer, or (ii) upon thirty days’ written notice from either party.

 Remuneration of Directors

The Board of Directors has agreed that it will compensate Mr. Robert Fanella upon commencement of his service and on each anniversary of his commencement date, with $10,000 cash plus $40,000 in the form of restricted shares of the Company’s common stock, calculated on the average closing price per share for the five (5) trading days preceding and including the date stock is issued. The Board will also compensate  each of Mr. He Ping, Mr. Lü Shuming, and Mr. Liu Dechun upon commencement of his service and on each anniversary of his commencement date, with $5,000 in cash.

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

(c)             Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

b.   Calculation and recording of depreciation expense is not done and reviewed appropriately.

c.   There are no policies and procedures in place for impairment test for long lived assets and impairment loss was not recorded timely and properly.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Sichuan in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of accounting personnel who are trained in U.S. accounting principles could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Because of the above material weaknesses, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2012.

ITEM 9B.                OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	58	CEO, CFO, President
Zhang Qiwei	41	Director
Zhang Changlong	57	Director
Robert J. Fanella	62	Independent Director
He Ping	40	Independent Director
Lü Shuming	69	Independent Director
Liu Dechun	37	Independent Director

The following is a summary of the business experience of our officers and director:

Pu Fachun, President and Chairman, 58 years old, is an entrepreneur with over 20 years of experience in the chemicals management business. Mr. Pu started his career as a production technician at the Nanchong Chemical Plant in Sichuan in 1972. In 1994, he founded Sichuan Chunfei Investment Company until he established Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006. Mr. Pu was central in the development and commercialization of the Company’s products. Prior to joining Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006, he had served as the Chairman of Sichuan Chunfei Investment Group. Mr. Pu joined the Company as a director and President and Chairman in July of 2007.

Zhang Qiwei, Director, 41 years old, was appointed as a new director of American Nano Silicon Technologies, Inc. on July 8, 2010. Mr. Zhang has served as as the general manager of Nanchong Chunfei Nano Silicon Technology Co Ltd, subsidiary of American Nano Silicon Technology, since early 2003. From 1999 to 2002, Mr. Zhang was the chief technical officer of Nanchong Chunfei Investment Group. Before joining Nanchong Chunfei Investment Group, Mr. Zhang earned his undergraduate degree in Chemical Engineering from Sichuan University, and he graduated in 1998.

Zhang Changlong, Director, 57 years old, has been General Inspector of Finance of Sichuan Chunfei Investment Group Co., Ltd. since October 2006.  He is trained as a senior accountant, and formerly served as Section Chief of the Treasurer’s Office of the Nanping Bureau of Forestry, as Section Chief of the Treasurer’s Office of the Weft-Knitted Knitting Plant of Sichuan Nanchong Gaoping District, as finance chief of Shenzhen Huifeng Industry Co., Ltd., and financial adviser to Nanchong Jialing Pharmaceutical Co., Ltd, a position he held since 2001 prior to taking his position with Sichuan Chunfei Investment Group. Mr. Zhang joined the Company as a director in July of 2007.

Robert J. Fanella.  Mr. Fanella, CPA, was appointed as an independent director and Audit Committee Chairman  effective April , 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.    From April, 2011 to March 2012, Mr. Fanella served as CFO for ARCIS Resources Corporation (OTC Pink: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc , a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for China YCT International Group, Inc (OTCQB: CYIG).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant (CPA) in Illinois.

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

Lü Shuming, age 69, is a senior licensed chemical-engineer with over 30 years of experience in China’s chemical industry. From 2002 to the present, he has served as a chief engineer and counselor at Chengdu Minhui Daily Chemical Technologies Co., Ltd. Prior to that, Mr. Lü was employed as the chief engineer involved in chemical engineering for different companies. Mr. Lü holds a bachelor degree in Chemical Engineering from Sichuan University. He graduated in 1967.

Liu Dechun, age 37, has been appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. From 2000 to the present, Mr. Liu has worked as an instructor at Southwest University of Science and Technology, Department of Applied Chemistry. Mr. Liu received his master degree in science in 2000 from Southwest University of Science and Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2012, except that none of the directors other than Pu Fachun has filed a Form 3.

ITEM 11.                 EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun, as well as all compensation paid to our Chief Engineer, Qiwei Zhang, for the 2012 fiscal year. There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2012 exceeded $100,000.

	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards		Other Compensation
Pu Fachun	2012		$10,000	--	--	--		--
	2011		$10,000	--	--	$30,000	(1)	--
	2010		$10,000	--	--	--		--

Qiwei Zhang	2012	$		--	$320,000	--		--

(1)	On September 6, 2011 the Board of Directors granted Mr. Pu a five year option to purchase 75,000 shares for $.10 per share. The fair value of the option on that date was $30,000.

(2)
On  April 16, 2012 the Board of Directors granted Mr. Zhang 2,000,000 shares of common stock with a market value of $320,000 as compensation for his assistance to the Company’s research and development program.

As of May 1, 2008, we entered into an indefinite employment agreement with Pu Fachun.  The agreement provides for an annual salary of $10,000 for each year for the term of the agreement with Mr. Pu.

The agreement provides that Mr. Pu’s compensation will be reviewed by the Board of Directors not less frequently than annually, and may be adjusted upward at any time in the sole discretion of the Board of Directors. Mr. Pu will be eligible for bonus compensation to be awarded at such times and in such amounts as determined by the board in its sole discretion. The term of the agreement commenced on the effective date of May 1, 2008 and will continue until an event of termination under the agreement, including the following (i) the disability of Mr. Pu, (ii) upon the death of Mr. Pu, or (ii) upon thirty days’ written notice from either party.

During the term of the agreement and for a period of eighteen months after the agreement’s termination, Mr. Pu will be subject to a confidentiality agreement and a non-competition covenant, subject to certain conditions. Pursuant to the non-competition covenant, Mr. Pu agreed that he  will not on behalf of, or in conjunction with any person, firm or corporation, other than the Company: (i) engage or participate in our business, (ii) enter the employ of or render any services to any person actively engaged in or directly competitive with our business, (iii) directly or indirectly participate in the ownership, management, operation, financing or control of (or be employed by or consult for or otherwise render services to) any person, corporation, firm or other entity that actively and directly competes with us in the business, (iv) directly solicit for employment any of our employees or any person who was employed by us six months prior to such solicitation.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended September 30, 2012 and those options held by him on September 30, 2012.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Pu Fachun	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2012 and held by him unvested at September 30, 2012.

            Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Pu Fachun	--	--

The following table summarizes the total compensation earned by all non-employee Directors during the 2012 fiscal year:

Director Summary Compensation for FY 2012

The following table summarizes the compensation paid during the fiscal year ended September 30, 2012 to each of our non-employee directors.

Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)		Total ($)
Robert J. Fanella	$10,000	$40,000	(1)	$50,000
He Ping	$5,000			$5,000
Lü Shuming	$5,000			$5,000
Liu Dechun	$5,000			$5,000
        _______________________________________________
(1)            Represents the market value of shares of common stock issued to Mr. Fanella.

In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2012 for non-employee Directors.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 21, 2012, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

Name of Beneficial Holder	Number of Shares		Percentage of Class

Pu Fachun, President/CEO/CFO/Director	9,390,528	(1)	24.04%

Zhang Qiwei, Director	4,120,000		10.55%

Zhang Changlong, Director	30,000		0.08%

Robert J. Fanella, Independent Director	195,747		0.50%

He Ping, Independent Director	10,000		0.03%

Lü Shuming, Independent Director	10,000		0.03%

Liu Dechun, Independent Director	10,000		0.03%

All officers and directors (7 persons)	13,766,275	(1)	35.24%

Zhou Huakang	6,952,758	(2)	17.80%

Yong Dafu	2,089,866		5.35%

T Squared Investments LLC	3,086,916	(3)	7.90%

T Squared Capital LLC	3,086,916	(3)	7.90%

(1)            Includes 822,466 shares owned of record by Zhang Lizhi, Mr. Pu’s spouse.

(2)            Includes 2,633,846 shares owned by Wang Ying, with respect to all of which Mr. Zhou has voting and dispositional authority.  Also includes 1,000,000 shares owned by Montasia Capital Opportunity Fund LP, which is controlled by Mr. Zhou.   Also includes 1,818,912 shares owned by Wang Xiaojin, Mr. Zhou’s spouse.

(3)           The amount shown and the following information is derived from the Schedule 13Gs filed by T Squared Investments LLC and T Squared Capital LLC on August 30, 2010.  Thomas Sauve is the Managing Member of both entities and has voting and dispositional control over the shares owned by both entities.

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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

The Company periodically borrows money from its shareholders to finance operations.  The details of loans to/from related parties are as follows:

	As of September 30, 2012	As of September 30, 2011

Receivable from Chunfei Daily Chemical	$-	$-
Loan to/Receivable from Chunfei Real Estate	-	-
Total loan to Related Parties	$-	$-

Short term loan from Pu Fachun	$2,362,505	-

Short term loan From Chunfei Real Estate	$1,837,809	$1,399,255
Total Due to Related Parties-short term	$4,200,314	$1,399,255

Loan From Chunfei Real Estate (long term)	-	55,486
Loan From Chunfei Daily Chemical	-	275,270
Loan From Pu, Fachun (shareholder)	1,385,315	1,442,237
Loan From other officer and employee	-	8,616
Total Due to Related Parties-Long term	$1,385,315	$1,781,609

Short term loans from Chunfei Real Estate of $1,837,809 bear no interest and were due on demand. Short term loan from Mr. Pu was $2,362,505 which included $2,012,505 bearing no interest and due on demand and $350,001 due in 2013 with fixed interest of 1% per month.

Long term loans from Mr. Pu were $1,385,315 bearing no interest and due on December 31, 2014.

Director Independence

The following members of the Company’s Board of Directors are independent directors, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market:  Robert J. Fanela, He Ping, Lü Shuming and Liu Dechun.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by Friedman LLP, for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2012 was $90,000. The aggregate fees billed from professional services rendered by Friedman LLP, for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2011 was $90,000.

Audit-Related Fees

Friedman LLP did not render any audit-related services to us for the fiscal year ended September 30, 2012 or the fiscal year ended September 30, 2011.

Tax Fees

Friedman LLP did not render any tax services to us for the fiscal year ended September 30, 2012 or the fiscal year ended September 30, 2011.

All Other Fees

Friedman LLP did not render any other services to us for the fiscal year ended September 30, 2012 or the fiscal year ended September 30, 2011.

ITEM 15.                EXHIBITS

Number	Exhibit	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 32 to Form 10-K filed on January 12, 2009

3.3	Amended Bylaws	Incorporated by reference to Exhibit 33 to Form 10-K filed on January 12, 2009

10.1	Form of Employment Agreement of Pu Fachun and Zhang Changlong	Incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed on September 18, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 141 to Form 10-K filed on January 12, 2009

21.1	List of subsidiaries	Incorporated by reference to Exhibit 211 to Form 10-K filed on January 12, 2009

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

101.Ins	XBRL Instance Document*	Filed within

101.Sch	XBRL Schema Document*	Filed within

101.Cal	XBRL Calculation Linkbase Document*	Filed within

101.Def	XBRL Definition Linkbase Document*	Filed within

101.Lab	XBRL Labels Linkbase Document*	Filed within

101.Pre	XBRL Presentation Linkbase Document*	Filed within

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on January 11, 2013 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

/s/ Zhang Qiwei
Zhang Qiwei,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
Heping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director