Form 10-Q
period 2012-12-31
American Nano Silicon Technologies, Inc.
filed 2013-02-12
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

February 12, 2013
Common Voting Stock: 39,061,840

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2012

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$859,519	$56,661
Accounts receivable, net	19,953	8,412
Inventory, net of reserve	319,199	246,086
Advance to suppliers	178,234	29,035
Prepaid expense and other receivables	723,057	27,046
Due from related party	151,258	-
Value-added tax recoverable	119,207	51,397
Total Current Assets	2,370,427	418,637

Property, plant and equipment, net	25,138,204	25,620,557

Other assets:
Land use rights, net	1,006,815	1,018,256
Long term deposit	7,916	-
Total other assets	1,014,731	1,018,256

Total Assets	$28,523,362	$27,057,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$350,700	$400,220
Bank notes payable	712,465	-
Short term loans	3,742,279	3,186,371
Taxes payable	170,765	171,446
Construction security deposits	26,596	26,649
Due to related parties	4,129,434	4,200,314
Accrued expenses and other payables	498,420	391,608

Total Current Liabilities	9,630,659	8,376,608

Long-term liabilities
Long term loans	3,716,035	2,661,078
Due to related parties	1,378,647	1,385,315
Warrant liabilities	5,558	363,958
Total Long Term Liabilities	5,100,240	4,410,351

Total Liabilities	14,730,899	12,786,959

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 39,061,840 shares issued and outstanding	3,906	3,906
Additional paid-in-capital	13,719,457	13,689,967
Accumulated other comprehensive income	1,992,881	2,054,715
Accumulated deficit	(1,923,781)	(1,478,097)
Total Stockholders' Equity	13,792,463	14,270,491

Total Liabilities and Stockholders' Equity	$28,523,362	$27,057,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three months Ended
	December 31,
	2012	2011

Revenues	$33,396	$-

Cost of Goods Sold	31,676	-

Gross Profit	1,720	-

Operating Expenses
Research and development	-	78,674
Selling, general and administrative	760,220	413,292

Loss from operations	(758,500)	(491,966)

Other Income and Expense
Interest expense, net	(267,917)	(82,152)
Change of fair value of warrant liabilities	358,400	358,108
Other income	222,416	-
Total other income	312,899	275,957

Loss Before Income Taxes	(445,601)	(216,009)

Provision for Income Taxes	83	-

Net Loss	(445,684)	(216,009)

Other comprehensive income (Loss)
Foreign currency translation adjustment	(61,834)	209,698

Comprehensive Income Loss	(507,518)	(6,311)

Loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares
Basic	39,061,840	33,101,240
Diluted	39,061,840	33,101,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(445,683)	(216,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Change of fair value of warrant liabilities	(358,400)	(358,108)
Depreciation and amortization	361,061	208,927
Stock based compensation expense	-	10,000
Imputed interest expense for non interest bearing related party loans	29,490
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(11,616)	-
Inventory	(74,521)	(3,308)
Notes receivable	3,176	-
Advances to suppliers	(149,787)	(56,380)
Prepaid expense and other receivables	(709,347)	46,874
Related party receivables	(151,712)	-
Increase (decrease) in -
Accounts payable	(47,736)	(22,860)
Construction security deposits	76	-
Taxes payable	(7,934)	(170)
Accrued expenses and other payables	109,013	52,842
Cash used in operating activities	(1,453,920)	(338,192)

Cash Flows From Investing Activities:
Additions to property and equipment	(54,563)	(23,609)

Cash used in investing activities	(54,563)	(23,609)

Cash Flows From Financing Activities
Proceeds from bank note payable	714,603
Proceeds from related parties loans	45,258	862,265
Proceeds from short term loans	476,402	631,751
Proceeds (repayment) of long term loans	1,070,970	(1,180,107)
Cash provided by financing activities	2,307,233	313,909

Effect of exchange rate changes on cash and cash equivalents	4,108	302

Increase (decrease) in cash and cash equivalents	802,858	(47,590)

Cash and Cash Equivalents - Beginning of the period	56,661	92,796

Cash and Cash Equivalents - End of the period	$859,519	$45,206

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$208,281	$11,651
Income taxes	$-	$41

Non-cash investing and financing activities:
Common stock issued for service	$-	$10,000
Common stock issued for loan settlement	$-	$1,869,907

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

Going Concern

As shown in the accompanying financial statements, the Company had negative cash flow from operations for the three months ended December 31, 2012 and the Company’s current liabilities exceed its current assets by $7.3 million as of that date. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. Affiliate companies owned by the Company’s largest shareholder and President, Mr. Pu Fachun, are expected to continue providing necessary funding to resume the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by  management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories, valuation of warrant liabilities, and fair value of share based payments.  Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash, taxes payable, construction security deposit, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 inputs to measure fair value of its warrant liabilities (see note 13).

Cash and cash equivalents

Cash and cash equivalents  includes cash on hand and cash on deposit and all highly liquid debt instruments with an original maturity of three months or less.

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

Revenue recognition

The Company recognizes revenue under the FASB Codification Topic 605 (“ASC Topic 605”). Revenue is recognized when all the following have occurred: persuasive evidence of arrangement with customers, products are delivered, fees are fixed and determinable and collection is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advance from customers. There was no significant revenue for the three months ended December 31, 2012 as manufacturing was suspended due to the relocation to our new facility.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense. Shipping and handling costs were $4,255 and $3,154 for the three months ended December 31, 2012 and 2011, respectively.

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

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax recoverable for the Company as of December 31, 2012 and September 30, 2012 was $119,207 and $51,397, respectively.

Earnings (Loss) per share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended December 31, 2012 and 2011, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

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

Asset and liability accounts at December 31, 2012 and September 30, 2012 were translated at 6.3161 RMB to $1.00 and at 6.2857 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the three months ended December 31, 2012 and 2011 were 6.2972 RMB and 6.3554 RMB to $1.00, respectively.

 RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gain or loss from translation adjustments is included in the statement of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

Note 3 – INVENTORY

The inventory consists of the following:

	December 31, 2012	September 30, 2012
Raw materials	$114,448	$73,191
Packing supplies	57,286	22,126
Work-in-process	34,948	55,170
Finished goods	157,570	140,870
	364,252	291,357
Less: inventory allowance	(45,053)	(45,271)
Total	$319,199	$246,086

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 – OTHER RECEIVABLES

As of December 31, 2012, the Company had other receivable of $712,465 presented in prepaid expenses and other receivables.  This other receivable is related to a note payable. A certain amount of cash was required by the bank to be deposited as a guarantee from a third party for the note payable issued to the Company.  A cash payment of $712,465 was wired to the third party who deposited it into the bank for the Company and was recorded by the Company as other receivable.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

	December 31, 2012	September 30, 2012
Machinery & Equipment	$8,959,453	$8,942,612
Plant & Buildings	15,784,390	15,876,637
Sub total	24,743,843	24,819,249
Less: Accumulated Depreciation	(3,082,217)	(2,741,974)
Add: Construction in Process	3,476,578	3,543,282

Property, Plant and Equipment	$25,138,204	$25,620,557

Depreciation expense for the three months ended December 31, 2012 and 2011 was $354,501and $202,428, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

As of December 31, 2012, the Company has a receivable of $151,258 from Sichun Chunfei Daily Chemicals Co. Ltd. (“Daily Chemical”), which is owned by Mr. Pu Fachun, the single largest shareholder and president of the Company.  The loan to Daily Chemical bears no interest and is due on demand.

The details of loans from related parties are as follows:

	December 31, 2012	September 30, 2012
Short term:
Chunfei Real Estate	$1,794,132	$1,837,809
Pu Fachun	2,335,302	2,362,505

	$4,129,434	$4,200,314
Long term:
Pu Fachun	1,378,647	1,385,315

	$1,378,647	$1,385,315

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun.

Short term loans from Chunfei Real Estate were $1,794,132, including $49,753 due on December 31, 2012 and $1,744,379 due on demand.  The loans bear no interest. Short term loans from Mr. Pu were $2,335,302, including $348,316 due in 2013 with fixed interest of 1% per month and $1,986,986 due on demand bearing no interest.

Long term loans from Mr. Pu were $1,378,647 due on December 31, 2014 bearing no interest.

The Company recorded imputed interest of $21,490 for non-interest bearing related party loans for the three months ended December 31, 2012.

NOTE 7 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of December 31, 2012 and September 30, 2012, intangible assets consist of the following:

	December 31, 2012	September 30, 2012
Land use rights	$1,170,587	$1,176,249
Less: accumulated amortization	(163,772)	(157,993)

	$1,006,815	$1,018,256

The amortization expense for the three months ended December 31, 2012 and 2011 was $6,559 and $6,499 respectively.

NOTE 8– TAXES PAYABLE

The taxes payable include the following:

	December 31, 2012	September 30, 2012
Corporate income tax payable	$113,814	$114,323
Other	56,951	57,123

Total tax payable	$170,765	$171,446

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 9 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	December 31, 2012	September 30, 2012

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$633,302	$636,365

b) Loan payable to Bank of Nanchong due on January 4, 2013, at fixed interest rate of 0.60133 and 0.465% per month	1,583,255	1,590,913

c) Individual loans from various unrelated investors	100,000	100,000

d) Individual loans from unrelated parties at monthly interest rates of 1%-6%,maturing in 2013	238,280	143,182
		-
e)Loan payable to Evergrowing Bank at a floating rate, due on April 15, 2013	712,465	715,911
f) Loan payable to Evergrowing Bank at a fixed rate of 0.84% per month, due on March 28, 2013	474,977	-
Total Short Term Loans	$3,742,279	$3,186,371

a) Individual loans from unrelated parties at monthly interest rate of 2%-6%, due in 2014 to 2015	3,716,035	2,661,078

Total Long Term Loans	$3,716,035	$2,661,078

The Company recorded interest expense of $237,393 and $82,013 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 10 – BANK NOTES PAYABLE

As of December 31, 2012, the Company has an outstanding bank note payable in the amount of $712,465. The note is due on May 20, 2013. A third party individual guaranteed payment by pledging a certificate of deposit of $712,465 to the bank.

NOTE 11 –  CONSTRUCTION SECURITY DEPOSITS

The Company requires security deposits from its plant and building contractors prior to start of the construction. The deposits are to be refunded upon certification of the completion of the work within the specified time. The purpose of the security deposits is to protect the Company from unexpected delays and poor construction quality.

The Company offers no interest on the security deposits. As of December 31, 2012 and September 30, 2012, the balance of the construction security deposits was $26,596 and $26,649, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – INCOME TAXES

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

As of December 31, 2012, net operating loss carry forwards for United States and China income tax purposes amounted to $2,390,198, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purpose and 2017 for China income tax purposes . Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income is not recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes of deferred tax asset for the three months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
United States:
Deferred tax asset-Beginning	$658,622	$658,622
Addition: loss carry-forward	177,947	95,307
Valuation allowance-Beginning	(658,622)	(658,622)
Addition: Valuation allowance	(177,947)	(95,307)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset-Beginning	$185,246	$-
Addition: loss carry-forward	26,275	-
Valuation allowance-Beginning	(185,246)	-
Addition: Valuation allowance	(26,275)	-
Deferred tax asset-net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2008. These tax returns are subject to examination by the tax authorities.

NOTE 13 – WARRANT LIABILITIES

In March and June 2010, the Company issued 4,200,000 shares of common stock and Warrants to purchase 4,000,000 shares of Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – WARRANT LIABILITIES (Continued)

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

During the three months ended December 31, 2012 and 2011, activity in the Company's warrant liabilities accounts was as follows:

	2012	2011
Opening balance	$363,958	$1,545,098
Change in warrant liabilities	(358,400)	(358,109)
Final balance, December 31	$5,558	$1,186,989

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.70	2,000,000	0.23	$0.70	2,000,000	$0.70
$1.00	2,000,000	0.44	1.00	2,000,000	1.00
	4,000,000	0.34	$0.85	4,000,000	$0.85

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14– COMMITMENTS (Continued)

 Remuneration of Directors

The Board of Directors has agreed that it will compensate Mr. Robert Fanella upon commencement of his service and on each anniversary of his commencement date, with $10,000 cash plus $40,000 in the form of restricted shares of the Company’s common stock, calculated on the average closing price per share for the five trading days preceding and including the date stock is issued. The Board will also compensate Mr. He Ping, Mr. Lü Shuming, and Mr. Liu Dechun upon commencement of his service and on each anniversary of his commencement date, with $5,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligation to update these forward-looking statements, except as required by law.

Restructuring of our Operations

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. We expect the new site to provide us an annual manufacturing capacity of approximately10 million tons. The Company temporarily suspended production to facilitate the move, resulting in a significant decrease in sales beginning in the third quarter of fiscal year 2011. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities.as well as manufacture its new flame retardant additive product. The Company began limited production of its flame retardant additive product on January 2, 2012 in order to provide sample quantities to potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and are prepared to return to normal operations. We commenced normal production of the flame retardant at the end of January 2013.

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers.

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. We expect to initiate deliveries under that contract in February 2013.

Critical Accounting Policies

Our unaudited condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our unaudited condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

In our preparation of the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2012, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 12 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that we would realize sufficient income within the requisite time period to utilize the deferred asset.

•
the fair value measurement of our warrant liability, described in Note 13 to the financial statements, including the assumptions used in the Black- Scholes option-pricing model: risk free rate, volatility and dividend yield.

Results of Operations

Revenues and Gross Profit

During the three months ended December 31, 2012, the Company generated only $33,396 in revenue. During the three months ended December 31, 2011, the Company had no revenue.  The lack of revenue occurred because we moved our factory site during the second half of the fiscal year 2011 to facilitate product diversification capabilities.  The Company began limited production of its flame retardant additive product on January 2, 2012 in order to provide sample quantities to potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and are prepared to return to normal operations.. At the end of January 2013 we commenced normal production of our flame retardant product.  As a result, we expect to report significant revenue for the second quarter of fiscal 2013.

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

Our SG&A expenses for the three months ended December 31, 2012 and 2011 were $760,220 and $413,292 respectively. The increase in SG&A expenses was primarily due to the $152,134 increase in our depreciation expense, which was due to the significant increase in fixed assets during the past year.

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

Since 2011, the focus of our staff has been the logistics of our move to a new facility. This has distracted us at times from our research and development activities.  For the three months ended December 31, 2011, we expended $78,674 on research and development.   For the three months ended December 31, 2012, we did not incur any research and development expenses, as we focused entirely on initiating the manufacture of our new product, flame retardant additive.

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

Other Income and Expense

As a result of the factors discussed above, we recorded losses from operations of $758,500 and $491,966 for the three months ended December 31, 2012 and 2011, respectively.  In both quarters, however, non-operating income and expense had a significant effect on our net income.

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during the three months ended December 31, 2012 and 2011, the fair value of the warrants also fell by $358,400 and $358,108, respectively.  We recognized these changes in our Statements of Operations as “other income”

In addition, during three months ended December 31 2012, the Company received a subsidy of $222,426 from its local government to recognize our contribution to technology development.

 The other major element of Other Income and Expense during three months ended December 31, 2012 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense approximately tripled from the quarter ended December 31, 2011 to the quarter ended December 31, 2012, as the loans taken to fund the development of our new facility increased our finance charges.

Net Income

Due to our minimal revenue, we incurred net losses of $445,684 and $216,009 for the three months ended December 31, 2012 and 2011, respectively.  As we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize more income from operations in future periods.

Liquidity and Capital Resources

We completed testing of new production lines in December 2012 and were prepared to resume full production.  To fund the new production, we obtained a five month loan of $0.48 million from a local bank and obtained $1.07 million in loans from third party non-institutional lenders.  The loans will be due in 2014 or 2015 with interest at 2% to 6% per annum.  Our cash resources were also swelled by the $714,603 in bank notes payable obtained from a local bank.

We used the proceeds of the loans and bank notes payable to prepare for the resumption of production, specifically:

•
We increased prepaid expense and other receivables by $709,347. During the first quarter of fiscal year 2012, the bank issued a note payable to the Company which required a certain amount of cash deposited into the bank as a guarantee from a third party. A cash payment of $712,465 was wired to the third party who deposited it into the bank for the Company and was recorded by the Company as other receivable.

•	We increased our advances to suppliers by $149,787; and

•	We increased our inventory by $74,521.

As a result, at December 31, 2012 our cash and cash equivalents totaled $859,519.  Our working capital had increased as shown below:

	December 31, 2012	September 30, 2012
Total current assets	$2,370,427	$418,637
Total current liabilities	9,630,659	8,376,608
Working capital (deficiency)	$(7,260,232)	$(7,957,971)

Due to our negative cash flow from operation and working capital deficit, substantial doubt continues about the Company’s ability to continue as a going concern.  Our success in raising $1.5 million from non-related parties during the quarter ended December 31, 2012 gives us comfort, however, that we will be able to fund the roll-out of our current business plan.  In addition, we expect our affiliate companies will continue to lend the money needed to sustain us through this transition period.

Our long-term liquidity will depend on our ability to refinance our debts.  We now own manufacturing facilities with a book value of $25,138,204.  At December 31, 2012 we had loans due to related parties in the aggregate principal amount of $5,508,081, and $7,458,314 in third party loans that mature in 2013 and 2014, respectively.  It is not likely that we could obtain mortgage loans at the current time, given our existing debt ratios.  So our ongoing liquidity will depend on short-term loans based on lender’s belief in our business plan.

The following tables summarize our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than	1-3	3-5	5+
	Total	1 year	Years	Years	Years
Related parties indebtedness	$5,508,081	$4,129,434	$1,378,647	$—	$—
Loan payable to unrelated parties	7,458,314	3,742,279	3,716,035	—	—
Construction security deposit	26,596	26,596	—	—	—
Total contractual obligations	$12,992,991	$7,898,309	$5,094,682	$—	$—

Our operations used $1,453,920 in cash during the three months ended December 31, 2012.  In the three months ended December 31, 2012, our depreciation and amortization expense of $361,061 was offset in large part by the other income of $358,400 that we recorded by reason of the decrease in the fair value of our warrant liabilities. Because the fair value of our derivative liabilities at December 31, 2012 was only $5,558 and the warrant liabilities expire in March 2013, we do not anticipate that the warrant liabilities will have a significant effect on our net income in the future.

The cash used in our operations was $338,192 during the quarter ended December 31, 2011.  Our net loss was $216,009 during that quarter.  But the change of $358,108 in fair value of warrant liabilities exceeded depreciation and amortization of $208,927 in that period.

For the quarter ended December 31, 2012 and 2011, we used $54,563 and $23,609, respectively, in investing activities due to additions to property and equipment.  Our financing activities in the quarter ended December 31, 2011 included proceeds of $862,265 from related party loans and $631,751 from unrelated party loans offset by paying down short term loans with these proceeds in the amount of $1,180,107. Overall, our financing activities provided $313,909 during the quarter ended December 31, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the first quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

American Nano Silicon Technologies, Inc.

Date : February 12, 2013	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer