Form 10-Q
period 2013-03-31
American Nano Silicon Technologies, Inc.
filed 2013-05-15
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52940

AMERICAN NANO SILICON TECHNOLOGIES, INC. (Name of Registrant in its Charter)

California	33-0726410
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

May 14, 2013
Common Voting Stock: 39,061,840

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,170	$56,661
Accounts receivable, net	101,004	8,412
Inventory, net of reserve	334,155	246,086
Advance payments	246,295	29,035
Due from related parties	148,725	-
Value-added tax refundable	127,092	51,397
Other current assets	774,872	19,091
Total current assets	1,841,313	410,682

Property, plant and equipment, net	25,024,068	25,620,557

Other assets:
Intangible assets, net	1,008,327	1,018,256
Long term deposit	7,980	7,955
Total other assets	1,016,307	1,026,211

Total assets	$27,881,688	$27,057,450

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$683,494	$779,285
Bank note payable	718,200	-
Short-term loans	3,627,958	3,186,371
Taxes payable	114,766	171,446
Construction security deposits	26,733	26,649
Due to related parties	4,500,459	4,200,314
Other current liabilities	198,033	12,543
Total current liabilities	9,869,643	8,376,608

Long-term liabilities:
Long-term loans	3,583,315	2,661,078
Due to related parties	1,389,745	1,385,315
Derivative liabilities - warrants	249	363,958
Total long-term liabilities	4,973,309	4,410,351

Total liabilities	14,842,952	12,786,959

Commitment and contingencies

Stockholders’ equity

Common stock, $0.0001 par value, 200,000,000 shares authorized 39,061,840 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	3,906	3,906
Additional paid-in capital	13,749,084	13,689,967
Accumulated deficit	(2,818,500)	(1,478,097)
Accumulated other comprehensive income	2,104,246	2,054,715
Total stockholders’ equity	13,038,736	14,270,491

Total liabilities and stockholders’ equity	$27,881,688	$27,057,450

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Sales	$101,092	$16,505	$134,488	$16,505

Cost of sales	138,816	14,555	170,492	14,555

Gross profit	(37,724)	1,950	(36,004)	1,950

Operating expenses
Research and development expenses	15,917	17,508	15,917	96,182
Selling, general and administrative expenses	419,705	370,426	1,179,925	783,718
Total operating expenses	435,622	387,934	1,195,842	879,900

Loss from operations	(473,346)	(385,984)	(1,231,846)	(877,950)

Other income (expense)
Interest expense, net	(428,154)	(187,907)	(696,071)	(270,059)
Change in fair value of derivative liabilities	5,309	(352,959)	363,709	5,150
Other income	1,472	-	223,888	-
Total other expense	(421,373)	(540,866)	(108,474)	(264,909)

Loss before income taxes	(894,719)	(926,850)	(1,340,320)	(1,142,859)

Provision for income taxes	-	-	83	-

Net loss	(894,719)	(926,850)	(1,340,403)	(1,142,859)

Other comprehensive income
Foreign currency translation adjustment	111,365	16,608	49,531	226,306

Total comprehensive loss	$(783,354)	$(910,242)	$(1,290,872)	$(916,553)

Loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	39,061,840	36,210,558	39,061,840	34,673,898

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,340,403)	$(1,142,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	-	(35,278)
Change in fair value of derivative liabilities	(363,709)	(5,150)
Depreciation and amortization	724,097	420,843
Stock based compensation	-	20,000
Imputed interest expense for non interest bearing related party loans	59,117	-
Changes in current assets and current liabilities:
Accounts receivable	(92,316)	27,343
Inventory	(87,048)	(118,355)
Employee advances	-	9,358
Advance payments	(220,800)	(38,761)
Other current assets	(753,683)	78,456
Due from related parties	(144,106)	-
Accounts payable and accrued expenses	(98,018)	(18,220)
Taxes payable	(132,395)	(18,214)
Other current liabilities	184,999	164,979
Total adjustments	(923,862)	487,001

Net cash used in operating activities	(2,264,265)	(655,858)

Cash flows from investing activities:
Acquisition of property and equipment	(34,360)	(2,012,228)

Net cash used in investing activities	(34,360)	(2,012,228)

Cash flows from financing activities:
Proceeds from bank notes payable	716,265	-
Proceeds from related parties’ loans	285,941	2,334,966
Proceeds (repayment) of short-term loans	430,555	(234,532)
Proceeds from long-term loans	911,266	560,932

Net cash provided by financing activities	2,344,027	2,661,366

Effect of foreign currency translation	7,107	664

Net increase (decrease) in cash and cash equivalents	52,509	(6,056)

Cash and cash equivalents – beginning	56,661	92,796

Cash and cash equivalents – ending	$109,170	$86,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$504,003	$35,240
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to investor for not reaching earnings target	$-	$3
Common stock issued for service and prepayment	$-	$20,000
Common stock issued for loan settlement	$-	$1,869,906

The accompanying notes are an integral part of these consolidated financial statements.

 AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2012, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended September 30, 2012.

Fair Value of Financial Instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amounts reported in the balance sheets for cash, taxes payable, construction security deposit, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 inputs to measure fair value of its warrant liabilities (see note 15).

Value Added Tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax refundable for the Company as of March 31, 2013 and September 30, 2012 was $127,091 and $51,397, respectively.

Earnings(Loss)  Per Share

Earnings per share are calculated in accordance with the FASB ASC 260, “Earnings per share.” Basic earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended March 31, 2013 and 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset and liability accounts at March 31, 2013 and September 30, 2012 were translated at 6.2657 RMB to $1.00 and at 6.2857 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the six months ended March 31, 2013 and 2012 were 6.2826 RMB and 6.3554 RMB to $1.00, respectively.

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

Reclassifications

Certain amounts of prior period were reclassified for presentation purposes.

Note 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company had negative cash flow from operations for the six months ended March 31, 2013 and the Company’s current liabilities exceed its current assets by $8 million as of that date. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. Affiliate companies owned by the Company’s largest shareholder and President, Mr. Pu Fachun, are expected to continue providing necessary funding to resume the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – ADVANCE PAYMENTS

Advance payments represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. As of March 31, 2013 and September 30, 2012, the Company has advance payments of $246,295 and $29,035, respectively.

Note 5 – INVENTORY

The inventory as of March 31, 2013 and September 30, 2012 consists of the following:

	March 31, 2012	September 30, 2012

Raw materials	$70,672	$73,191
Packing supplies	26,102	22,126
Work-in-process	-	55,170
Finished goods	282,797	140,870
	379,571	291,357
Less: inventory allowance	(45,416)	(45,271)
Total	$334,155	$246,086

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Note 6 – OTHER CURRENT ASSETS

Other current assets include a note receivable from a third party in the amount of $718,200 as of March 31, 2013. The note receivable is related to a bank note payable. A certain amount of cash was required by the bank to be deposited by a third party as a guarantee for the note payable issued to the Company to pay its vendor. A cash payment of $718,200 was made to the third party who deposited it into the bank as guarantor and was recorded by the Company as note receivable. As of March 31, 2013 and September 30, 2012, the Company has other current assets of $774,872 and $19,091, respectively.

Note 7 – PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012
Machinery & Equipment	$9,038,491	$8,942,612
Plant & Buildings	15,911,446	15,876,637
Sub total	24,949,937	24,819,249
Less: Accumulated Depreciation	(3,463,611)	(2,741,974)
Add: Construction in Process	3,537,742	3,543,282

Property, Plant and Equipment	$25,024,068	$25,620,557

Depreciation expense was $356,447 and $205,368 for the three months ended March 31, 2013 and 2012, respectively, and was $710,948 and $407,796 for the six months ended March 31, 2013 and  2012, respectively.

Note 8 – INTANGIBLE ASSETS

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of March 31, 2013 and September 30, 2012, intangible assets consist of the following:

	March 31, 2013	September 30, 2012

Land use rights	$1,180,010	$1,176,249
Less: accumulated amortization	(171,683)	(157,993)

	$1,008,327	$1,018,256

The amortization expense was $6,590 and $6,523, for the three months ended March 31, 2013 and 2012, respectively, and $13,149 and $13,047 for the six months ended March 31, 2013 and 2012, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

Accounts payable	$132,222	$400,220
Accrued expenses	551,272	379,065
Total	$683,494	$779,285

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – BANK NOTE PAYABLE

As of March 31, 2013, the Company has an outstanding bank note payable in the amount of $718,200. The note is due on May 20, 2013. A third party individual guaranteed payment by pledging a certificate of deposit of $718,200 to the bank.

 Note 11 – SHORT TERM LOANS

The short term as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

a) Loan payable to Nanchong City Bureau of Finance due on demand at fixed interest rate of 0.465% per month	$638,400	$636,365

b) Two Loans payable to Bank of Nanchong due on June 27, 2013 and January 30, 2014, at fixed monthly interest rate of 0.5784% and 0.55% respectively.	1,596,000	1,590,913

c) Individual loans from various unrelated investors	100,000	100,000

d) Individual loans from unrelated parties at monthly interest rates of 1%-6%,maturing in 2013	575,358	143,182
		-
e)Loan payable to Evergrowing Bank at a floating rate, due on April 15, 2013	718,200	715,911

Total Short Term Loans	$3,627,958	$3,186,371

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 – LONG TERM LOANS

The long term loans as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012

a) Individual loans from unrelated parties at monthly interest rate of 2%-6%, due in 2014 to 2015	$3,583,315	$2,661,078

Total Long Term Loans	$3,583,315	$2,661,078

Note 13 - RELATED PARTY TRANSACTIONS

The Company periodically has receivables from its affiliates, owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

As of March 31, 2013, the Company has a receivable of $144,495 from Sichuan Chunfei Daily Chemicals Co. Ltd. (“Daily Chemical”) and a receivable of $4,230 from Sichuan Hedi Chinese Medicine Development Co. Ltd., respectively. Both companies are owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The loans to these related parties are non interest bearing and due on demand.

The details of loans from related parties are as follows:

	March 31, 2013	September 30, 2012

Short term:
Chunfei Real Estate	$2,141,571	$1,837,809
Pu Fachun	2,358,888	2,362,505

	$4,500,459	$4,200,314
Long term:
Pu Fachun	1,389,745	1,385,315
	$1,389,745	$1,385,315

Short term loans from Chunfei Real Estate, which is owned by Mr. Pu Fachun, the single largest shareholder and President of the Company, were $2,141,571, including $2,091,418 payable on demand and non interest bearing.  Short term loans from Mr. Pu were $2,358,888, consisting of $351,120 due in 2013 at a fixed interest rate of 1% per month and $2,007,768 due on demand and non interest bearing.

Long term loans from Mr. Pu were $1, 389,745 due on December 31, 2014 and non interest bearing.

The Company recorded imputed interest of $29,627 and $59,117 for non interest bearing related party loans for the three months and six months ended March 31, 2013.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – INCOME TAXES

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

As of March 31, 2013, net operating loss carry forwards for United States and China income tax purposes amounted to $2,412,150 which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2030 for U.S tax purpose and 2017 for China income tax purposes . Management believes that the realization of the benefits arising from the losses recognized in the US are uncertain due to the Company's business operations being primarily conducted in China and foreign income is not recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes of deferred tax asset for the six months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
United States:
Deferred tax asset-Beginning	$658,622	$658,622
Addition: loss carry-forward	185,631	59,672
Valuation allowance-Beginning	(658,622)	(658,622)
Addition: Valuation allowance	(185,631)	(59,672)
Deferred tax asset-net	$-	$-

China:
Deferred tax asset-Beginning	$185,246	$-
Addition: loss carry-forward	91,494	123,395
Valuation allowance-Beginning	(185,246)	-
Addition: Valuation allowance	(91,494)	(123,395)
Deferred tax asset-net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2009. These tax returns are subject to examination by the tax authorities.

Note 15 – WARRANTS LIABILITIES

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

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of the warrants liabilities as of March 31, 2013 and September 30, 2012 were as follows:

	2013	2012

Opening balance	$363,958	$1,545,098
Change in warrant liabilities	(363,709)	(1,181,140)
Ending Balance	$249	$363,958

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2013:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of shares underling warrants Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of shares underling warrants Exercisable at March 31, 2013	Weighted Average Exercise Price
$0.70	2,000,000	0.20	0.70	2,000,000	0.70
	2,000,000	0.20	$0.70	2,000,000	$0.70

As of March 31 2013, 2,000,000 warrants have expired and none was exercised.

Note 16– COMMITMENTS AND CONTINGENCIES

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

 Restructuring of our Operations

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. We expect the new site to provide us an annual manufacturing capacity of approximately10 million tons. The Company temporarily suspended production to facilitate the move, resulting in a significant decrease in sales beginning in the third quarter of fiscal year 2011. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities as well as manufacture its new flame retardant additive product. At the end of January 2013, we completed testing of the production lines for flame retardant product. We started to fulfill our production contracts with our customers from our existing inventory.  However, we haven't yet commenced full operation of our production facility due to the labor shortage in the area. We will start normal operations once we complete recruiting and training our workforce for the production lines.

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

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. We have delivered 92 tons of products from January to April 2013.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Some of our accounting policies require a higher degree of judgment than others in their application.When reviewing our condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.

In our preparation of the accompanying condensed consolidated financial statements for the three and six months ended March 31, 2013,  there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were

•
our determination, described in Note 14 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that we would realize sufficient income within the requisite time period to utilize the deferred asset.

•
the fair value measurement of our warrant liability, described in Note 15 to the financial statements, including the assumptions used in the Black- Scholes option-pricing model: risk free rate, volatility and dividend yield.

Results of Operations

Revenues and Gross Profit

We generated revenue of $101,092 and $134,488 during the three and six months ended March 31, 2013, compared to $16,505 in the three months and six months ended March 31, 2012, respectively. Revenue increased significantly in three and six months ended March 31, 2013 because the Company started to sell flame retardant product in the first quarter of 2013.   We incurred negative profit margin in this quarter because of larger than normal amount of raw materials consumed in the testing process of the production lines.

The Company moved to its new factory site during the second half of fiscal year 2011 to facilitate product diversification capabilities.  We began limited production of its flame retardant additive product on January 2, 2012 in order to provide sample quantities to potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and are prepared to return to normal operations. At the end of January 2013, we started to fulfill our production contracts with our customers from our existing inventory. However, we haven't yet commenced full operation of our production facility due to the labor shortage in the area.

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

Our SG&A expenses for the three months ended March 31, 2013 were $419,705, an increase of 13% from the $370,426 in SG&A expense incurred in the three months ended March 31, 2012.  SG&A expenses for the six months ended March 31, 2013 were $1,179,925, an increase of 51% from the same period of fiscal 2012.   SG&A expense for the three months ended and six months ended March 31, 2013 increased since we completed testing of the production lines for our flame retardant product and will start full operation once we complete recruiting and training of our workforce for the production lines.

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

Since 2011, the focus of our staff has been the logistics of our move to a new facility. This has distracted us from our research and development activities.  For the three and six months ended March 31, 2012, we expended $17,508 and $96,182 on research and development.   For the three and six months ended March 31, 2013, we  incurred less research and development expenses compared with the same period in 2012, as we focused entirely on initiating the manufacture of our new product, flame retardant additive.

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

Other Income and Expense

As a result of the factors discussed above, we recorded losses from operations of $473,346 and $1,231,846 for the three and six months ended March 31, 2013, respectively, compared to $385,984 and $877,950 for the three and six months ended March 31, 2012.  In all periods, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during three and six months ended March 31, 2013 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense approximately doubled from the three and six months ended March 31, 2012 to the three and six months ended March 31, 2013, as the loans taken to fund the development of our new facility increased our finance charges.

In March and June 2010 we sold 4 million series B warrants. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants may change in certain circumstances, the fair value of the warrants has been recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell and half of the warrants expired in March 2013, the fair value of the warrants also fell by $5,309 and $363,709 for the three and six months ended March 31, 2013, respectively.  We recorded them as unrealized gain from changes in the fair value of derivative liabilities in our Statements of Operations as “other income”

In addition, during six months ended March 31, 2013, the Company received a subsidy of $223,888 from its local government to compensate the land occupied and used by the local government..

Net Loss

Due to our minimal revenue, we incurred net losses of $894,719 and $1,340,403 for the three and six months ended March 31, 2013, respectively, compared to net losses of $926,850 and $1,142,859 for the three and six months ended March 31, 2012.  As we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize more income from operations in future periods.

Liquidity and Capital Resources

We completed testing of new production lines in January 2013 and were prepared to resume full production.  To fund the new production, we have borrowed from a number of sources:

•	We increased our loan payable to a local bank by $0.80 million, which will be due in January 2014 with interest at 0.55% per month.

•
We obtained $718,200 by giving bank notes payable to a local bank.  The notes were guaranteed by a third party deposit into the bank in the amount of the loan, which we funded.  Therefore the proceeds of the loan are reflected on our balance sheet as “other current assets.”

•	We increased our debt to related parties by $285,941.

 We are using the proceeds of these financing transactions to prepare for the resumption of production, specifically:

•	We increased our advance payment to vendors by $217,260 in order to assure availability of raw materials; and

•	We increased our inventory by $88,069.

As a result, at March 31, 2013 our cash and cash equivalents totaled $109,170.  Our working capital deficit had increased as shown below:

	March 31, 2013	September 30, 2012

Total current assets	$1,841,312	$410,682
Total current liabilities	9,869,643	8,376,608
Working capital (deficiency)	$(8,028,331)	$(7,965,926)

Due to our negative cash flow from operations and working capital deficit, substantial doubt continues about the Company’s ability to continue as a going concern.  Our success in raising $1.5 million from non-related parties during the six months ended March 31, 2013 gives us comfort, however, that we will be able to fund the roll-out of our current business plan.  In addition, we expect our affiliate companies will continue to lend the money needed to sustain us through this transition period.

Our long-term liquidity will depend on our ability to refinance our debts.  We now own manufacturing facilities with a book value of $25,024,068.  At March 31, 2013 we had loans due to related parties in the aggregate principal amount of $5,890,204 and $7,211,273 in third party loans that mature in 2013 and 2014, respectively.  It is not likely that we could obtain mortgage loans at the current time, given our existing debt ratios.  So our ongoing liquidity will depend on short-term loans based on lender’s belief in our business plan.

The following tables summarize our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$5,890,204	$4,500,459	$1,389,745	$—	$—
Loan payable to unrelated parties	7,211,273	3,627,958	3,583,315	—	—
Construction security deposit	26,733	26,733	—	—	—
Total contractual obligations	$13,128,210	$8,155,150	$4,973,060	$—	$—

Our operations used $2,264,265 in cash during the six months ended March 31, 2013.  The use of cash exceeded our net loss of $1,340,403 primarily because

•	as explained above, we secured a $718,200 loan by funding a bank deposit in that amount,

•	our net loss was reduced by $363,709 in other income we recorded by reason of the diminished value our our outstanding warrants, and

•	we increased our advance payments to vendors by $220,800.

Because the fair value of our derivative liabilities at March 31, 2013 was only $249 and the warrant liabilities expire in 2013, we do not anticipate that the warrant liabilities will have a significant effect on our net income in the future.  However, as we ramp up operations in the coming months, there will be continual demand on our cash resources.  As a result, our net income for the immediate future is likely to continue to exceed the cash provided by our operations, although occasional events may alter that relationship.

We incurred a net loss of $1,142,859 during the six months ended March 31, 2012, but our operations used only $655,858 in cash.  The principal reason for the discrepancy was the fact that our loss included $420,843 in depreciation expense.  In addition, we were able to increase our other current liabilities by $164,979 during that period.

As noted above, during the six months ended March 31, 2013, our cash was used primarily to provide working capital for our return to operations.  Of the $2,344,027 net cash provided by our financing activities, we used only $34,360 for capital acquisitions.  In contrast, during the six months ended March 31, 2012, when we were building out our new production lines, we obtained $2,661,366 in cash from financing activities (primarily related party loans totaling $2,334,966) and used $2,012,228 to purchase  additions to property and equipment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the second quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2013.

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

American Nano Silicon Technologies, Inc.

Date : May 14, 2013	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer