Form 10-Q
period 2013-06-30
American Nano Silicon Technologies, Inc.
filed 2013-08-14
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

August 14, 2013
Common Voting Stock: 39,061,840

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,805	$56,661
Accounts receivable, net	172,798	8,412
Inventory, net of reserve	350,764	246,086
Advance payments	253,071	29,035
Due from related parties	117,934	-
Value-added tax refundable	126,159	51,397
Other current assets	50,949	19,091
Total current assets	1,261,480	410,682

Property, plant and equipment, net	25,072,027	25,620,557

Other assets:
Intangible assets, net	1,016,798	1,018,256
Long term deposit	8,100	7,955
Total other assets	1,024,898	1,026,211

Total assets	$27,358,405	$27,057,450

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$906,480	$779,285
Short-term loans	3,297,232	3,186,371
Taxes payable	116,540	171,446
Construction security deposits	23,895	26,649
Related party loans	4,746,948	4,200,314
Other current liabilities	354,507	12,543
Total current liabilities	9,445,602	8,376,608

Long-term liabilities:
Long-term loans	2,427,471	2,661,078
Related party loans	3,254,407	1,385,315
Derivative liabilities - warrants	-	363,958
Total long-term liabilities	5,681,878	4,410,351

Total liabilities	15,127,480	12,786,959

Commitment and contingencies

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized 39,061,840 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	3,906	3,906
Additional paid-in capital	13,778,643	13,689,967
Accumulated deficit	(3,847,783)	(1,478,097)
Accumulated other comprehensive income	2,296,159	2,054,715
Total stockholders’ equity	12,230,925	14,270,491

Total liabilities and stockholders’ equity	$27,358,405	$27,057,450

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Sales	$376,337	$77,352	$510,825	$93,857

Cost of sales	418,325	180,923	588,817	195,478

Gross profit	(41,988)	(103,571)	(77,992)	(101,621)

Operating expenses
Research and development expenses	8,372	320,000	24,289	416,183
Selling, general and administrative expenses	551,799	228,673	1,731,724	1,012,480
Total operating expenses	560,171	548,673	1,756,013	1,428,663

Loss from operations	(602,159)	(652,244)	(1,834,005)	(1,530,284)

Other income (expense)
Interest expense, net	(427,829)	(365,845)	(1,123,900)	(635,904)
Change in fair value of derivative liabilities	249	1,005,626	363,958	1,010,776
Other income	538	-	224,426	-
Total other income (expense)	(427,042)	639,781	(535,516)	374,872

Loss before income taxes	(1,029,201)	(12,463)	(2,369,521)	(1,155,412)

Provision for income taxes	82	-	165	-

Net loss	(1,029,283)	(12,463)	(2,369,686)	(1,155,412)

Other comprehensive income
Foreign currency translation adjustment	191,913	(133,792)	241,444	75,906

Total comprehensive loss	$(837,370)	$(146,255)	$(2,128,242)	$(1,079,506)

Loss per common share:
Basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	39,061,840	38,247,188	39,061,840	35,860,647

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,369,686)	$(1,155,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	-	(35,288)
Provision for inventory reserves	27,385	-
Change in fair value of warrant liabilities	(363,958)	(1,010,776)
Depreciation and amortization	1,090,947	642,213
Stock based compensation	-	348,205
Imputed interest expense for non interest bearing related party loans	88,676	77,306
Changes in current assets and current liabilities:
Accounts receivable	(162,062)	2,967
Inventory	(126,241)	(164,423)
Advance payments	(220,553)	(59,130)
Due from related parties	(116,376)	(270,050)
Other current assets	(31,092)	72,007
Accounts payable and accrued expenses	492,352	(37,580)
Taxes payable and refundable	(130,116)	(22,472)
Other current liabilities	(46,515)	(1,899)
Total adjustments	502,447	(458,920)

Net cash used in operating activities	(1,867,239)	(1,614,332)

Cash flows from investing activities:
Acquisition of property and equipment	(67,611)	(2,044,862)

Net cash used in investing activities	(67,611)	(2,044,862)

Cash flows from financing activities:
Proceeds from related party loans	2,283,040	2,331,859
Proceeds from short-term loans	53,713	1,476,310
Repayment of long-term loans	(278,531)	(97,981)

Net cash provided by financing activities	2,058,222	3,710,188

Effect of foreign currency translation	9,772	(656)

Net increase in cash and cash equivalents	133,144	50,338

Cash and cash equivalents – beginning	56,661	92,796

Cash and cash equivalents – ending	$189,805	$143,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003,356	$621,151
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to investor for not reaching earnings target	$-	$3
Common stock issued for service and prepayment	$-	$348,205
Common stock issued for loan settlement	$-	$1,869,907

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

The carrying amounts reported in the balance sheets for cash, taxes payable, construction security deposit, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 inputs to measure fair value of its warrant liabilities (see note 14).

Value Added Tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax refundable for the Company as of June 30, 2013 and September 30, 2012 was $126,159 and $51,397, respectively.

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

Asset and liability accounts at June 30, 2013 and September 30, 2012 were translated at 6.1728 RMB to $1.00 and at 6.2857 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the nine months ended June 30, 2013 and 2012 were 6.2555 RMB and 6.3554 RMB to $1.00, respectively.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gain or loss from translation adjustments is included in the statement of operations.

Reclassifications

Certain amounts of prior period were reclassified for presentation purposes.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $8 million as of June 30, 2013. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. Although the Company resumed limited production on January 2, 2012, the current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. Affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, are expected to continue providing necessary funding to resume the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Advance Payments

Advance payments represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. As of June 30, 2013 and September 30, 2012, the Company has advance payments of $253,071 and $29,035, respectively.

Note 5 – Inventory

The inventory as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012

Raw materials	$156,599	$73,191
Packing supplies	22,095	22,126
Work in process	-	55,170
Finished goods	245,920	140,870
	424,614	291,357
Less: inventory reserve	73,850	45,271

Total	$350,764	$246,086

Note 6 – Property, Plant and Equipment

The property, plant and equipment as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012

Machinery and equipment	$9,167,694	$8,942,612
Plant and building	16,166,916	15,876,637
	25,334,610	24,819,249
Less: accumulated depreciation	3,877,583	2,741,974
Add: construction in process	3,615,000	3,543,282

Total property plant and equipment	$25,072,027	$25,620,557

Depreciation expense was $360,189 and $214,841 for the three months ended June 30, 2013 and 2012, respectively, and $1,071,137 and $622,637 for the nine months ended June 30, 2013 and 2012, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Intangible Assets

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of June 30, 2013 and September 30, 2012, intangible assets consisted of the following:

	June 30, 2013	September 30, 2012

Land use rights	$1,197,755	$1,176,249
Less: accumulated amortization	180,957	157,993

	$1,016,798	$1,018,256

The amortization expense was $6,661 and $6,525 for the three months ended June 30, 2013 and 2012, respectively, and $19,810 and $19,576 for the nine months ended June 30, 2013 and 2012, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012

Accounts payable	$192,240	$400,220
Accrued expenses	714,240	379,065
Total	$906,480	$779,285

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – Short Term Loans

The short term loans as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012

a) Loan payable to Nanchong City Bureau of Finance due on demand at fixed interest rate of 0.465% per month.	$648,000	$636,365

b) Loan payable to Bank of Nanchong due on January 30, 2014 at fixed interest rate of 0.55% per month.	810,000	1,590,913

c) Individual loans from various unrelated Investors.	100,000	100,000

d) Individual loans from unrelated parties at monthly interest rates of 1%-6%, maturing in 2013.	1,739,232	143,182

e)Loan payable to Evergrowing Bank at a floating rate, due on April 15, 2013.	-	715,911

Total Short Term Loans	$3,297,232	$3,186,371

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Long Term Loans

The long term loans as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012

a) Individual loans from unrelated parties at monthly interest rate of 2%-6%, due in 2014 to 2015	$2,427,471	$2,661,078

Total Long Term Loans	$2,427,471	$2,661,078

Note 11 – Related Party Transactions

The Company periodically has receivables from its affiliates, owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The Company expects all outstanding amounts due from its affiliates will be repaid and no allowance is considered necessary. The Company also periodically borrows money from its shareholders to finance the operations.

As of June 30, 2013, the Company has a receivable of $46,840 from Sichuan Chunfei Daily Chemicals Co. Ltd. (“Daily Chemical”), a receivable of $21,616 from Sichuan Hedi Chinese Medicine Development Co. Ltd. and a receivable of $49,478 from Lantian Yinwu Co. Ltd., respectively. These companies are owned by Mr. Pu Fachun, the single largest shareholder and president of the Company. The loans to these related parties are non interest bearing and due on demand.

The details of loans from related parties are as follows:

	June 30, 2013	September 30, 2012

Short term:
Chunfei Real Estate	$1,614,976	$1,837,809
Shubing Feed Co.	46,494	-
Sichuan Lanmate Technology Co. Ltd.	1,134,000	-
Pu Fachun	1,951,478	2,362,505
Total	$4,746,948	$4,200,314

Long term:
Sichuan Lanmate Technology Co.Ltd.	$1,487,364	$-
Pu Fachun	1,767,043	1,385,315
Total	$3,254,407	$1,385,315

Short term loans from Chunfei Real Estate, which is owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, were $1,614,976, including $1,564,069 payable on demand and non interest bearing. Short term loan from Shubing Feed Co., which is owned by Mr. Pu Xidi, son of Mr. Pu Fachun, was $46,494 due on demand and non interest bearing. Short term loan from Sichuan Lanmate Technology Co. Ltd. was $1,134,000 due on June 5, 2014 and bearing a fixed interest rate of 8% per year. Short term loans from Mr. Pu were $1,951,478 due on demand and non interest bearing.

Long term loans from Sichuan Lanmate Technology Co, Ltd. were $1,487,364, consisting of $740,178 due on October 9, 2014 and bearing a fixed interest rate of 8% per year and $747,186 due on May 2, 2018 and non interest bearing. Long term loans from Mr. Pu were $1,767,043, consisting of $1,410,643 due on December 31, 2014 and non interest bearing and $356,400 due on July 10, 2018 and bearing a fixed interest rate of 1% per month.

The Company recorded imputed interest of $29,559 and $88,676 for non-interest bearing related party loans for the three months and nine months ended June 30, 2013.

Note 12 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Income Taxes (Continued)

As of June 30, 2013, net operating loss carry forwards for United States and China income tax purposes amounted to $2,439,820, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2033 for U.S tax purpose and 2017 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income is not recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes in deferred tax asset for the nine months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
United States:
Deferred tax asset-beginning	$658,622	$658,622
Addition: loss carry-forward	195,315	177,507
Valuation allowance-beginning	(658,622)	(658,622)
Addition: valuation allowance	(195,315)	(177,507)

Deferred tax asset net	$-	$-

China:
Deferred tax asset-beginning	$185,246	$-
Addition: loss carry-forward	149,096	205,296
Valuation allowance-beginning	(185,246)	-
Addition: valuation allowance	(149,096)	(205,296)

Deferred tax asset net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2009. These tax returns are subject to examination by the tax authorities.

Note 13 – Warrants Liabilities

In March and June 2010, the Company issued 4,200,000 shares of common stock and warrants to purchase 4,000,000 shares of Common Stock (Series B warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

The exercise price of the Series B Warrants was subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents. As a result of its interpretation, the Company concluded that the Series B Warrants and Option to purchase additional common stock and Series B Warrants should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.

The fair values of the warrant liabilities as of June 30, 2013 and September 30, 2012 were as follows:

	2013	2012

Opening balance	$363,958	$1,545,098
Change in warrant liabilities	(363,958)	(1,181,140)
Ending balance	$-	$363,958

As of June 30, 2013, 4,000,000 warrants have expired and none were exercised.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for diluted EPS excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For the Three Months Ended June 30,
	2013	2012

Net loss	$(1,029,283)	$(12,463)

Weighted average common shares (denominator for basic loss per share)	39,061,840	38,247,188

Effect of dilutive securities:
Warrants	-	-

Weighted average common shares (denominator for diluted loss per share)	39,061,840	38,247,188

Basic loss per share	$(0.03)	$(0.00)
Diluted loss per share	$(0.03)	$(0.00)

	For the Nine Months Ended June 30,
	2013	2012

Net loss	$(2,369,686)	$(1,155,412)

Weighted average common shares (denominator for basic loss per share)	39,061,840	35,860,647

Effect of dilutive securities:
Warrants	-	-

Weighted average common shares (denominator for diluted loss per share)	39,061,840	35,860,647

Basic loss per share	$(0.06)	$(0.03)
Diluted loss per share	$(0.06)	$(0.03)

For the nine months ended June 30, 2013 and 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Note 15 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and the legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16 – Commitment and Contingencies

Employment Agreements

As of May 1, 2008, the Company entered into indefinite employment agreements with Pu Fachun and Zhang Changlong. The agreements provide for an annual salary of $10,000 to Mr. Pu and an annual salary of $7,500 to Mr. Zhang.

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

Restructuring of our Operations

In May 2011, the Company began moving to its new factory site located at Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, which is approximately 12.4 miles from the Company's previous factory site. We expect the new site to provide us an annual manufacturing capacity of approximately 10 million tons. The Company temporarily suspended production to facilitate the move, resulting in a significant decrease in sales beginning in the third quarter of fiscal year 2011. On December 8, 2011, the Company announced that it had successfully relocated to its new facility in Nanchong, Sichuan, China. In addition to housing existing equipment and machinery from its previous facility, ANNO’s latest facility also contains new equipment that enables the Company to increase its product diversification capabilities as well as manufacture its new flame retardant additive product.

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and were prepared to return to normal operations. We commenced normal production of the flame retardant at the end of January 2013, albeit at a reduced level of production due to our lack of working capital.

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. As of June 30, 2013, we had delivered some products to the customer that signed the contract with us, but at a quantity short of that specified in the contract due to shortage of working capital. Because of the inefficiency of operating at a low production level and because of high costs of raw materials, the sales were recorded at a loss.
During August 2013, the Company started  to establish a new sodium silicate production line, which will enable us to reduce the cost of this raw material significantly and improve the quality of sodium silicate by manufacturing it ourselves.  The Company also is seeking cheaper alternative raw materials

Critical Accounting Policies

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

When reviewing our condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying condensed consolidated financial statements for the three and nine months ended June 30, 2013,  there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

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

Results of Operations

Revenues and Gross Profit

We generated revenue of $376,337 and $510,825 during the three and nine months ended June 30, 2013, compared to $77,352 in the three months and $93,857 in the nine months ended June 30, 2012, respectively, increased by 387% for the three months period and 444% for the nine months period. Revenue significantly increased in the three and nine months ended June 30, 2013 because the Company started partial operations in January 2013. Our profit margins for the three months and nine months ended June 30, 2013 were negative $41,998 and $77,992 respectively as we haven't yet reached an efficient level of operations due to shortage of workforce and working capital.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses include expenses associated with salaries and other expenses related to marketing and administrative activities. In addition, we have incurred expenses through the use of consultants and other outsourced service providers to take advantage of specialized knowledge and capabilities that we require for short periods of time to avoid unnecessary hiring of full-time staff.

Our SG&A expenses for the three and nine months ended June 30, 2013 were $551,799 and $1,731,724 respectively, compared to $ 228,763 and $ 1,012,480 for the three months and nine months ended June 30, 2012, respectively, increasing by 141% for the three months period and 71% for the nine months period. . SG&A expenses for the three months and nine months ended June 30, 2013 increased because we resumed partial operations during January 2013 and hired more workers for the production. Salaries increased as well in the period.

Research and Development Expenses

Our business model is based upon developing diversified usage for Micro Nano Silicon. Our research and development activities focus on developing such usages as well as developing nano filtering technology and production processes for our product. Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and so far have conducted several rounds of testing of the quality of the product by offering potential customers for trial use.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the three and nine months ended June 30, 2012, we expended $320,000 and $416,183 on research and development.  For the three and nine months ended June 30, 2013, we incurred less research and development expenses compared with the same period in 2012, as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

We believe that the future success of our business depends upon our ability to improve our production processes and develop other usages for Micro Nano Silicon.  To avoid product obsolescence, we will continue to monitor technological changes in our industry as well as users' demands for new products. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future.  Although we believe that Micro Nano Silicon can be utilized in a number of industries, there can be no assurance that we will gain market acceptance of our products in such industries.

Other Income and Expense

As a result of the factors discussed above, we recorded losses from operations of $602,159 and $1,834,005 for the three and nine months ended June 30, 2013, respectively, compared to $652,244 and $1,530,284 for the three and nine months ended June 30, 2012.  In both quarters, however, non-operating income and expense had a significant effect on our net income, especially during the three and nine months ended June 30, 2012. .

The primary element of Other Income and Expense during three and nine months ended June 30, 2013 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $427,829 and $1,123,900 respectively for the three and nine months ended June 30, 2013, increased by 17% and 77% compared to the same periods ended June 30, 2012, as the loans taken to fund the development of our new facility increased our finance charges.

In addition, during the nine months ended June 30, 2013, the Company received a subsidy of $224,426 from its local government to compensate the land occupied and used by the local government.

In March and June 2010 we sold 4 million series B warrants. The warrants permitted the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the warrants were subject to down-round protection provision in their terms, the fair value of the warrants was recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculated the fair value of the warrants using the Black-Scholes model, and recorded any increase or decrease in that fair value as other income or other expense.  Because all of the warrants had expired by June 30, 2013, we recorded only modest gains from the change in fair value, $249 and $363,958, during the three and nine months ended June 30, 2013.  The change in fair value was much more significant in fiscal 2012, as we recorded gains of $1,005,626 and $1,010,776 for the three and nine months ended June 30, 2012, respectively.  We recorded them as unrealized gain from changes in fair value of derivative liabilities in our Statements of Operations as “other income”

Net Loss
Due to our minimal revenue, we incurred net loss of $1,029,283 and $2,369,686 for the three and nine months ended June 30, 2013, respectively, compared to net loss of $12,463 and $1,155,412 for the three and nine months ended June 30, 2012.   However, when we achieve full scale production of our flame retardant additive product line, we believe that the top line benefits will compensate for the increased expenses, and we will realize income from operations in future periods.

Liquidity and Capital Resources

We completed testing of new production lines in January 2013 and started to prepare for full production.  To fund the new production, during the three months ended June 30, 2013 we borrowed $2.62 million in loans from Sichan Lanmate Technology, Inc, a related party.  $2.62 million loan includes short-term loan of $1.13 million due on June 5, 2014 and bearing a fixed interest of 8% per year, long-term loan of $1.49 million, consisting of $0.74 million due on October 9, 2014 and bearing a fixed interest of 8% per year and $0.75 million due on May 2, 2018 and non interest bearing.

We are using the proceeds of these financing transactions to prepare for the resumption of production, specifically:

•	We increased our advance payment to vendors by $220,553 in order to assure availability of raw matericals, and

•	We increase our inventory by $126,241

As a result, at June 30, 2013 our cash and cash equivalents totaled $189,805.  Our working capital has decreased as shown below:

	June 30, 2013	September 30, 2012
Total current assets	$1,261,480	$410,682
Total current liabilities	9,445,602	8,376,608
Working capital (deficiency)	$(8,184,122)	$(7,965,926)

Due to our negative cash flow from operation and working capital deficit, substantial doubt continues about the Company’s ability to continue as a going concern.  However, our success in raising $1.74 million from a non-related party during the nine months ended June 30, 2013 gives us comfort, however, that we will be able to fund the roll-out of our current business plan.  In addition, we expect our affiliate companies will continue to lend the money needed to sustain us through this transition period.

Our long-term liquidity will depend on our ability to refinance our debts.  We now own manufacturing facilities with a book value of $25,072,027.  At June 30, 2013 we had loans due to related parties in the aggregate principal amount of $8,001,355 and $5,724,703 from third party loans that mature from 2013 to 2014, respectively.  It is not likely that we could obtain mortgage loans at the current time, given our existing debt ratios.  So our ongoing liquidity will depend on short-term loans based on lender’s belief in our business plan.

The following tables summarize our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$8,001,355	$4,746,948	$2,507,221	$747,186	$—
Loan payable to unrelated parties	5,724,703	3,297,232	2,427,471	—	—
Construction security deposit	23,895	23,895	—	—	—
Total contractual obligations	$13,749,953	$8,068,075	$4,934,692	$747,186	$—

Our operations used $1,867,239 in cash during the nine months ended June 30, 2013. Our use of cash fell short of our net loss of $2,369,686, as net loss included depreciation and amortization expense of $1,090,947, although it was also swelled by other income of $363,958 that we recorded by reason of the decrease in the fair value of our warrant liabilities. Because the fair value of our derivative liabilities at June 30, 2013 was zero and the warrant liabilities expired in 2013, we do not anticipate that the warrant liabilities will have a significant effect on our net income in the future.  As a result, our net income in the future will generally be less than the cash provided by our operations, although occasional events may alter that relationship.

We incurred a net loss of $1,155,412 during the nine months ended June 30, 2012 and our operations used $1,614,332 in cash. .

For the nine months ended June 30, 2013 and 2012, we used $67,611 and $2,044,862, respectively, in investing activities due to additions to property and equipment.  Our financing activities in the nine months ended June 30, 2013 included proceeds of $2,283,040 from related party loans, proceeds of $53,713 from short term loans and repayment of 278,531 for long-term loans. Overall, our financing activities provided $2,058,222 during the nine months ended June 30, 2013.

Our financing activities in the nine months ended June 30, 2012 included proceeds of $2,331, 859 from related party loans, repayment of $97,981 of long term loans and proceeds of $1,476,310 from short term loans. Overall, our financing activities provided $3,710,188 during the nine months ended June 30, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the third quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2013.

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

American Nano Silicon Technologies, Inc.

Date : August 14, 2013	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer