Form 10-K
period 2013-09-30
American Nano Silicon Technologies, Inc.
filed 2014-01-24
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of January 23, 2014, 46,917,445 shares of common stock, par value $.0001 per share, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2013, the last business day of the Company's second fiscal quarter, was $183,428 (18,342,807 shares of common stock held by non-affiliates) based upon the closing price of $.01 as quoted by OTCQB on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates.

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

ITEM 1.   DESCRIPTION OF BUSINESS

We are a nano-technology chemical manufacturer. We manufacture and market “Micro Nano Silicon™,” our proprietary product, in China. Micro Nano Silicon is an ultra fine crystal that can be utilized as a non-phosphorous additive in detergents, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint. Micro Nano Silicon can replicate the chemical additives that are utilized in these products, but is less expensive and more environmentally friendly than competitive products. We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic  industries. We have entered into a long-term joint research and development agreement with the China Academy of Science, a technology research institution, and Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

Until May 2011, the primary use for Micro Nano Silicon was as a synthetic additive in non-phosphorous detergent products. In May 2011 we suspended operations in order to move our manufacturing to a new facility.  Testing of the manufacturing systems in the new facility was completed at the end of 2012, and we initiated manufacturing operations there at the end of January 2013.  With the expanded manufacturing capacity provided by the new facility, we have also expanded our product offerings.  For the immediate future, in addition to the detergent additive, we will market a flame retardant additive incorporating Micro Nano Silicon, which will be marketed for use in rubber and plastic products.

Our first non-sample deliveries of the new flame retardant product were made in February 2013, as we already have a substantial contract for the product.  We plan to commence our full marketing program in 2014, and are optimistic about the prospects for a rapid return to profitable operations.

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

Currently, halogenated products have a 90% share of the flame retardant additive market. In early 2000, the Chinese government banned the use of halogenated additives in certain rubber and plastic products.  Accordingly, management believes that environmental concerns will cause a market shift to non-halogenated flame retardant additives, such as Micro Nano Silicon. According to baike.baidu.com, in 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons. We commenced limited production of Micro Nano Silicon as a flame retardant additive on January 2, 2012.  During that year we delivered sample quantities to potential customers, and spent 2012 revising our manufacturing systems in response to customer feedback.  At the end of 2012 we executed a contract to deliver 2,000 tons of flame retardant additives per year to a customer who pays us $868 per ton.  We commenced manufacturing for that order at the end of January 2013 and delivered some products to the customer during the year ended September 30, 2013. We recorded $200,274 of revenue from flame retardant additives during the year ended September 30, 2013, the remainder  of our revenue was related to our detergent additive.

Non-phosphate detergent additive

Until May 2011 our business was primarily focused on the use of Micro Nano Silicon as a non-phosphorous additive for detergents.  Micro-Nano Silicon™ can effectively chelate calcium and magnesium ions in water, softening the water in order to improve the washing effect and to prevent damage to clothes.  In this way the product actually reduces the amount of detergent required for washing a load of laundry, and accordingly is more cost efficient to use.

According to "China Industry Detergent Product" 2010 volume number 2, the worldwide annual demand for non-phosphorous additives for detergents and washing products is in excess of one million tons and in excess of 300,000 tons in China. In 2009 worldwide revenue from sales of household detergents was in excess of $64 billion, of which $3.6 billion was attributable to China. In China the revenue generated from the sale of non-phosphorous detergents has grown at a compounded annual growth rate of 22% for the period from 2005 to 2010 to $2.4 billion and in excess of 26 billion tons. According to IBISWorld, revenue for the Soap, Washing Powder and Synthetic Detergent Manufacturing industry in China has been  increasing at average annualized rate of 9.6% over the past five years to $26.2 billion in 2013.

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

Because of the opportunities presented by the market for flame retardant additives, and because of the superior margins that we can achieve selling flame retardant additive, we suspended our production of the detergent additive for two years.  We are now in the process of rebuilding our market for the detergent additive. During fiscal year 2013 we obtained $598,117 in revenue from the sale of the detergent additive, primarily as a raw material for other detergent manufacturers, but also as a complete detergent product in limited quantities that we made to order.

Accelerator additive for cement

Today, China is the world’s leading producer of building materials. According to Global Construction Perspectives 2010, the Chinese, construction market will be worth an estimated $2.5 trillion by 2020. In addition, the number of cement production plants and concrete production facilities has continued to increase.  It is estimated that the production of concrete will increase by 10% over the next 10 years.  However, energy consumption in China’s cement production industry is approximately 15% higher than the average level of energy utilized in the cement production industry in the United States and other western countries. Cement accelerators speed the cure time of cement and enables concrete to be placed in the winter without the concern for frost damage.  As an accelerator agent Micro Nano Silicon can be utilized in a chemical rotary kiln to lower production costs as compared to more expensive lime rotary kilns. The Chinese government has announced a goal to reduce energy consumption by 20%.

Management believes that we would be able to market Micro Nano Silicon to the cement industry to lower production costs and assist cement manufacturers’ compliance with energy saving regulations.  We had already developed a marketable accelerator additive, and had initiated some sales of the additive before we suspended operations in 2011.  When our financial and labor resources permit, we may re-enter that market.

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

Our Strategy

Our goal is to establish Micro Nano Silicon as a chemical additive in a wide range of products and industries. We intend to achieve this goal by implementing the following strategies:

●
Expand the uses for Micro Nano Silicon™:   We have already sold Micro Nano Silicon as a detergent additive, as an accelerator agent for use in the cement industry, and as a flame retardant.  Although we are currently marketing only the detergent additive and the flame retardant additive, as our participation in that market matures, we intend to introduce other product lines, such as a pigment for paints.

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

On May 28, 2013, the Company assigned 10% of the equity in Chunfei Chemicals to each of Mr. Fachun Pu, Mr. Qiwei Zhang and Mr. Jianbo Liu, and assigned 5% of the equity in Hedi Medicines to Mr. Fachun Pu, and the assignees paid to the Company cash equal to the registered equity amount.  At the same time, Messrs Pu, Zhang and Liu agreed to hold those equity interests solely for the benefit of the Company, to pay over to the Company any distributions or dividends they receive, to vote their interests as directed by the Company, and to resell the interests to the Company at its option for cash equal to the registered equity amount.  The exchange was made in order to relieve the two subsidiaries of the regulatory burdens associated with being a wholly foreign owned entity in China.

The Company’s current corporate structure is below.

(1) Includes 30% of Chunfei Chemicals owned by Pu Fachun Zhang Qiwei and Jianbo Liu for the benefit of Nanchong Chunfei.

(2) Includes 5% of Hedi Medicines owned by Pu Fachun for the benefit of Chunfei Chemicals.

Research and Development

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filitering technology and the production processes for our products.

During fiscal year 2013, we spent $55,698 on research and development. During fiscal year 2012, we expended $464,898 on research and development. Our fiscal 2012 research and development expenses included $94,701 we paid to Sichuan University of Science and Technology in research and development fees for developing our flame retardant product line. By entering into cooperative research agreements with research institutions and universities, we are able to limit our overhead expenses, but still benefit from the innovations achieved. Fiscal 2012 expenses also included the market value of  2 million shares of common stock that we issued to Qiwei Zhang, our Chief Engineer and a member of the Board of Directors.  The shares were awarded as compensation for Mr. Zhang’s role in the development of a flame retardant agent.

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

Raw Materials and Production

Our facilities are located in close proximity to our suppliers.  Quartz and bauxite are the primary raw materials used in the production of Micro-Nano Silicon™ There are abundant quartz mineral resources in nearby Chinese districts such as Hechuan and Qingchuan and abundant supplies of bauxite  in Hechuan and nearby Chongqing and Guizhou. Similarly other raw materials such as caustic soda, calcined soda, sodium sulphate anhydrous and calcium carbonate powder are also available in sufficient quantities, good quality and competitive cost in Sichuan province.  For the year ended September 30, 2013 and 2012, we had generated very limited sales and made very limited purchases.  Therefore we did not rely on any particular vendors and customers.

In August 2013 we developed a production line in our factory dedicated to production of sodium silicate, one of our chief raw materials.  In-house production of this material will reduce the cost to us significantly and will improve its quality.

 Employees

We have approximately 122 full-time employees. The breakdown of our employees is as follows:

Production Line	36
Quality Control and Workshop	15
Foreman/Production Line managers	8
Engineers	12
Warehouse	3
Cooks/Cleaners/Guards	8
Senior Management	7
Office Administrators	15
Accounting	6
Sales and Marketing	12

Total	122

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

During the year ended September 30, 2013, one customer accounted for 64.8% of our sales revenue and another accounted for 13.4%.   During the year ended September 30, 2012, when we had very limited sales, we did not rely on any particular customer.

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

As shown in the accompanying financial statements, the Company has negative cash flow for the years ended September 30, 2013 and 2013, and at September 30, 2013 the Company’s current liabilities exceeded its current assets by $13.2 million.  In addition, approximately $13.5 million of the Company’s loans will be due in 2014.  The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012 in its new facilities, but did not generate significant revenue until the fourth quarter of fiscal 2013, and is still operating at a low level of production. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun, has the intention to continue providing necessary funding for the Company’s normal operations. It is not certain, however, that he will be able to provide sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are initiating substantially revised operations, and will face all of the risks of a new business.

The relocation of our operations to new facilities was done to expand our manufacturing capacity, but also to enable us to initiate a new manufacturing operation.  Prior to May 2011 our manufacturing operations produced one product:  our detergent additive.  Since we resumed normal operations, we have been manufacturing both the detergent additive and our flame retardant additive.  Because of this change, we face the risk of the unknown that occurs whenever new operations are initiated.  Our market is uncertain; new customers will have to be secured.  And the problems that may develop in manufacturing the flame retardant additive on a large scale are as yet unknown.  For this reason, the expansion of our new operations in fiscal 2014 may be disrupted and/or delayed by factors not yet anticipated.

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

In recent years, the capital and credit markets have experienced extreme volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  Recently, the Chinese government has been encouraging Chinese banks to restrict their lending, in order to reduce the risk of inflation in China. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Our success depends, to a significant extent, upon the continued services of Mr. Pu, who is our founder, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President. Mr. Pu has, among other things, developed key personal relationships with our suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies.  The loss of Mr. Pu could, therefore, result in the loss of favorable relationships with one or more of our suppliers and/or customers. We do not maintain "key person" life insurance covering Mr. Pu or any other executive officer. The loss of Mr. Pu could significantly delay or prevent the achievement of our business objectives and adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China. So changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, in November 2013, the annual consumer price index went up by 3.0 percent year-on-year. The inflation rate rose 2.5 percent both in cities and in rural areas. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

ITEM 3.   LEGAL PROCEEDINGS

During the 2013 fiscal year, Jian Zhou, a shareholder, commenced a legal action against American Nano Silicon Technologies, Inc.  Mr. Zhou alleges that he is entitled to 857,142 shares of American Nano common stock in connection with the acquisition of Nanchong Chunfei by American Nano in 2007.  In response to the allegation, American Nano has asserted that all of the shares to which Mr. Zhou was entitled were issued to him. The trial court has dismissed Mr. Zhou’s claim, and he has appealed the dismissal to the court of appeals.

Except as set forth above, we have not been involved in any material litigation or claims. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

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

Period	High	Low
Quarter Ended December 31, 2011	$0.30	$0.30
Quarter Ended March 31, 2012	$0.39	$0.01
Quarter Ended June 30, 2012	$0.16	$0.16
Quarter Ended September 30, 2012	$0.16	$0.16

Quarter Ended December 31, 2012	$0.03	$0.03
Quarter Ended March 31, 2013	$0.01	$0.01
Quarter Ended June 30, 2013	$0.07	$0.07
Quarter Ended September 30, 2013	$0.08	$0.07

(b) Shareholders

On January 11, 2014 there were approximately 1,121 holders of record of our common stock.

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

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and during calendar year 2012  conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, and were prepared to return to normal operations. We commenced commercial production of the flame retardant at the end of January 2013, albeit at a reduced level of production due to our lack of working capital.

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. As of September 30, 2013, we had delivered some products to the customer that signed the contract with us, but at a quantity short of that specified in the contract due to shortage of working capital. Because of the inefficiency of operating at a low production level and because of high costs of raw materials, the sales were recorded at a loss. During the year ended September 30, 2013, the Company recorded $200,273 of revenue from flame retardant additive, the remainder  of our revenue was related to our detergent additive

Critical Accounting Policies

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

When reviewing our consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying  consolidated financial statements for the year ended September 30, 2013, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
Our determination, described in Note 8 to the consolidated financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that it is more likely than not that we will not be able to realize sufficient income within the requisite time period to utilize the deferred asset.

•
Our determination described in Note 2 to the consolidated financial statements and quantified in Note 4, to record a $3,422,352 impairment loss.  The impairment loss was recorded because the local government levied the land in which the Company’s facilities were located in. The local government will give the Company certain compensation that has not been decided yet.

Results of Operations

Revenues

Our revenues increased by 793% or $709,012 from $89,378 for the year ended September 30, 2012 to $798,390 for the year ended September 30, 2013. The significant increase in revenue is primarily because the Company started partial operationsin January 2013 and has not started full operation at the date of report. During the year ended September 30, 2012, the equipment and production line in the new facility was undergoing adjustments, and we recorded revenue on sale of sample quantities only. The Company expects to have significant revenue during the fiscal year 2014.

During the year ended September 30, 2013, the Company recorded $200,273 revenue from flame retardant additive. $538,588 revenue from the sale of detergent additive, and $59,529 revenue from the sale of detergent.

Gross Loss

Our factory has a production capacity of 10 million tons.  During fiscal 2013 we shipped fewer than 1,000 tons. As a result of this failure to utilize the capacity of our facilities, our operations are very inefficient.  Our gross loss for the years ended September 30, 2013 and 2012, therefore, were negative $1,310,527and $46,673respectively.  We will continue to operate at an unprofitable level until we secure sufficient working capital to enable us to approach full production.

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

Our SG&A expenses for the years ended September 30, 2013 and 2012 were $1,368,670 and $2,034,728 respectively. The decrease in SG&A expenses from fiscal year 2013 to fiscal year 2012 was due, in part, to the $348,205 stock-based compensation expense that we incurred during fiscal 2012, when we issued stock options to employees and non-employees.

 Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the years ended September 30, 2013 and 2012, we expended $55,698 and $464,898, respectively,  on research and development.  For the year ended September 30, 2013, we incurred less research and development expenses compared with the same period in 2012, as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

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

Impairment of property, plant and equipment

During the year ended September 30, 2013, the Company revalued the long-lived assets in our old facility for impairment and recognized an impairment loss from property, plant and equipment of $3,422,352. The impairment loss was recorded because the local government cancelled our right to use the land on which some of the Company’s prior facilities were located. The local government will give the Company certain compensation that has not been decided yet.

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $6,157,247 and $2,546,299 for the years ended September 30, 2013 and 2012, respectively.  In both years, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during fiscal year 2013 was interest expense of $1,418,100 relating to loans from banks and other lenders, and imputed interest expenses of $305,077 relating to loans from related parties.  Our interest expense was much higher in fiscal 2013 than 2012, as we secured additional institutional loans during the year.

In March and June 2010 we sold 4 million series B warrants. The warrants permitted the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the exercise price of the warrants could change in certain circumstances, the fair value of the warrants was recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculated the fair value of the warrants using the Black-Scholes model, and recorded any increase or decrease in that fair value as other income or other expense.  Because the market price of our common stock fell during fiscal years 2013 and 2012, the fair value of the warrants also fell by $363,958 and $1,181,141, respectively.  We recognized these changes in our Statements of Operations as “other income” The warrants expired unexercised during fiscal 2013, so this financing will have no further effect on our results of operations.

Most of the line item generically identified as “other income” for the year ended September 30, 2013 consists of a subsidy of $219,707 that the Company received from its local government to compensate for Company land occupied and used by the local government.

Net Income

Primarily due to our gross loss and the impairment charge, we incurred a net loss of $7,172,094 and $2,086,393 for the years ended September 30, 2013 and 2012, respectively.  Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize more income from operations in future periods.

Liquidity and Capital Resources

	As of September 30,
	2013	2012
Total current assets	$1,326,591	$418,637
Total current liabilities	14,571,249	8,376,608
Working capital deficiency	$(13,244,658)	$(7,957,971)

At September 30, 2013 we had a working capital deficiency of $13,244,658, representing an increase of $5,286,687 in the deficit during the fiscal year 2013.  Our current assets on September 30, 2013 were only $1,326,591, of which only $848,024 were liquid.   Our current liabilities are primarily composed of short term loans totaling $5,345,800, short term related parties payables totaling $5,500,997 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $2,438,187 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report included in this Annual Report.

The Company completed construction of its new plant in January 2012, with the exception of one production line, but did not reach a significant level of production until the fourth quarter of fiscal 2013. We expect our affiliate companies will continue to lend the money needed to sustain us through this transition period. Also, we will look for financing from local banks and third parties. However, we did not have any commitments from them. If we are not able to obtain sufficient funds to operate our business, we will not generate sufficient cash flow to repay our short term liabilities.

The following tables summarize our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$6,916,865	$5,500,997	$1,415,868	$—	$—
Loan payable to unrelated parties	8,804,211	7,783,987	1,020,224	—	—
Total contractual obligations	$15,721,076	$13,284,984	$2,436,092	$—	$—

For the year ended September 30, 2013, our operations used $2,946,523 in cash. This was approximately equal to our operating loss, net of the $3,422,352 expense recorded due to impairment of property, plant and equipment.

Our operations used $1,805,536 in cash during the year ended September 30, 2012.  This was approximately equal to our operating loss, net of $348,205 in stock-based compensation that is a non-cash expense. Over the long term, our net income will generally lag the cash provided by our operations because depreciation and amortization, a non-cash expense, reduces net income.  However, for the year ended September 30, 2012, our depreciation and amortization expense of $1,299,041 was offset in large part by the other income of $1,181,140 that we recorded by reason of the decrease in the fair value of our derivative liabilities. Because the derivative liabilities terminated in March 2013, the derivative liabilities will not have a significant effect on our net income in the future.  As a result, our net income in the future will generally be less than the cash provided by our operations, although occasional events may alter that relationship.

The largest demand on our cash during fiscal year 2012 was our ongoing construction activities.  For the year ended September 30, 2012, we used $4,522,481 in investing activities, all of which was attributable to additions to property and equipment.  We used $1,504,616 in investing activities, all of which was attributable to additions to property and equipment and construction in progress for the year ended September 30, 2013.

To fund that expenditure as well as the cash used in operations, we received the proceeds of related parties’ loan of $1,670,957 the proceeds from short term loans of 2,160,363 and the proceeds from long term loan of 629,610 for the year ended September 30, 2013.

We received the proceeds from loan from related parties of $2,952,692, the proceeds from short-term loans of $1,159,217 and the proceeds from long-term loan of $2,088,392 for the year ended September 30, 2012.

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

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Nano Silicon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current liabilities exceed its current assets by $13.2 million at September 30, 2013. The Company suspended its operations in May 2011 as part of an effort to relocate the production facilities and resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of its loans.  In addition, the Company has suffered negative cash flows for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.
Hackensack, New Jersey January 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Nano Silicon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2012 and the related consolidated statement of comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended September 30, 2012. American Nano Silicon Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2012 , and the results of their operations and their cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

New York, New York

January 11, 2013

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$75,901	$56,661
Accounts receivable	338,312	11,594
Inventory, net of reserve	433,811	246,086
Advance payments	289,368	29,035
Prepaid expense and other receivables	66,042	23,864
Prepaid value-added tax	123,157	51,397
Total Current Assets	1,326,591	418,637

Property, plant and equipment, net	22,786,880	25,620,557

Other assets:
Land use rights, net	1,013,848	1,018,256
Total other assets	1,013,848	1,018,256

Total Assets	$25,127,319	$27,057,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$187,605	$400,220
Short term loans	5,345,800	3,043,189
Taxes payable	55,926	171,446
Due to related parties	5,500,997	4,200,314
Long term loans-current portion	2,438,187	143,182
Accrued expenses and other payables	1,042,734	418,257

Total Current Liabilities	14,571,249	8,376,608

Long-term liabilities
Long term loans	1,020,224	2,661,078
Due to related parties	1,415,868	1,385,315
Derivative liabilities-warrants	-	363,958
Total Long Term Liabilities	2,436,092	4,410,351

Total Liabilities	17,007,341	12,786,959

Commitment and Contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 and 39,061,840 shares issued and outstanding as of September 30, 2013 and 2012, respectively	4,692	3,906
Additional paid-in-capital	14,474,258	13,689,967
Accumulated other comprehensive income	2,291,219	2,054,715
Accumulated deficit	(8,650,191)	(1,478,097)
Total Stockholders' Equity	8,119,978	14,270,491

Total Liabilities and Stockholders' Equity	$25,127,319	$27,057,450

The accompany notes are an integral part of the consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2013	2012

Revenues	$798,390	$89,378

Cost of Goods Sold	2,108,917	136,051

Gross Loss	(1,310,527)	(46,673)

Operating Expenses
Research and development expense	55,698	464,898
Selling, general and administrative	1,368,670	2,034,728
Impairment of properly, plant and equipment	3,422,352	-
Total operating expense	4,846,720	2,499,626

Loss from operations	(6,157,247)	(2,546,299)

Other Income( Expense)
Interest expense - related party	(473,194)	(85,818)
Interest expense, net	(1,249,983)	(694,692)
Change in fair value of derivative liabilities	363,958	1,181,141
Other income	229,346	59,689
Total other income(expense)	(1,129,873)	460,320

Net Loss Before Income Taxes	(7,287,120)	(2,085,979)

Provision for (benefit from) Income Taxes	(115,026)	414

Net Loss	(7,172,094)	(2,086,393)
Other Comprehensive Loss
Foreign currency translation adjustment	236,504	245,297
Comprehensive Loss	$(6,935,590)	$(1,841,096)

Loss per common share
Basic and diluted	$(0.18)	$(0.06)

Weighted average number of common shares
Basic and diluted	39,407,719	36,665,319

The accompany notes are an integral part of the consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					(Accumulated deficit)
	Common Stock			Accumulated Other		Total
	par value $.0001		Additional	Comprehensive	Retained	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Equity

Balance at September 30, 2011	31,362,130	$3,136	$11,306,806	$1,809,418	$608,296	$13,727,656
						-
Stock based compensation	2,132,564	213	347,992			348,205.00
Net income (loss)					(2,086,393)	(2,086,393)
Acquisition of non-controlling interest	1,650,636	165	(165)			-
Stock issued for loan settlement	3,116,510	312	1,869,596			1,869,908
Imputed interest for non interest bearing related party loans			85,818			85,818
Other Comprehensive Loss Options exercised	800,000	80	79,920			80,000
Foreign currency translation adjustments				245,297		245,297

Balance at September 30, 2012	39,061,840	3,906	13,689,967	2,054,715	(1,478,097)	14,270,491

Common stock issued for loan settlement-related party	6,000,000	600	479,400			480,000
Net loss					(7,172,094)	(7,172,094)
Stock issued for penalty on stock purchase	1,855,605	186	(186)			-
Imputed interest for non interest bearing related party loans			305,077			305,077
Foreign currency translation adjustments				236,504		236,504

Balance at September 30, 2013	46,917,445	$4,692	$14,474,258	$2,291,219	$(8,650,191)	$8,119,978

The accompany notes are an integral part of the consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(7,172,094)	$(2,086,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory markdown	54,218	44,914
Provision(recovery) for Bad debt	37,671	(35,256)
Change in fair value of derivative liabilities	(363,958)	(1,181,141)
Depreciation and amortization	1,459,405	1,299,041
Stock based compensation expense	-	348,205
Imputed interest expense for non interest bearing related party loans	305,077	85,818
Impairment of property, plant and equipment	3,422,352	-
Changes in operating assets and liabilities:
Accounts receivable	(321,845)	16,089
Inventory	(233,937)	(176,865)
Advance payments	(256,019)	(28,806)
Prepaid expense and other receivables	(78,735)	64,133
Prepaid value-added tax	(69,850)	(36,359)
Accounts payable	(218,309)	5,612
Taxes payable	(117,386)	57,356
Accrued expenses and other payables	606,887	(181,884)
Cash used in operating activities	(2,946,523)	(1,805,536)

Cash Flows From Investing Activities:
Additions to property and equipment	(1,504,616)	(4,522,481)

Cash used in investing activities	(1,504,616)	(4,522,481)

Cash Flows From Financing Activities
Proceeds from option exercise	-	80,000
Proceeds of related parties loans, net	1,670,957	2,952,692
Proceeds from short term loans, net	2,203,873	1,159,217
Proceeds of long term loans, net	586,100	2,088,392
Cash provided by financing activities	4,460,930	6,280,301

Effect of exchange rate changes on cash and cash equivalents	9,449	11,581

Increase (decrease) in cash and cash equivalents	19,240	(36,135)

Cash and Cash Equivalents - Beginning of the year	56,661	92,796

Cash and Cash Equivalents - End of the year	$75,901	$56,661

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$1,194,691	$621,151
Income tax	$166	$414
Non-cash investing and financing activities:
Unpaid property, plant and equipment additions, included in accounts payable	$-	$(334,943)
Common stock issued for loan settlement	$480,000	$1,869,907

The accompany notes are an integral part of the consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

On May 28, 2013, the Company assigned 10% of the equity in Chunfei Chemicals to each of Mr. Fachun Pu, Mr. Qiwei Zhang and Mr. Jianbo Liu, and assigned 5% of the equity in Hedi Medicines to  Mr. Fachun Pu, and the assignees paid to the Company cash equal to the registered equity amount.  At the same time, Messrs Pu, Zhang and Liu agreed to hold those equity interests solely for the benefit of the Company, to pay over to the Company any distributions or dividends they receive, to vote their interests as directed by the Company, and to resell the interests to the Company at its option for cash equal to the registered equity amount.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had negative cash flows from operations for the year ended September 30, 2013 and the Company’s current liabilities exceed its current assets by $13.2 million at September 30, 2013. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of its loans. In addition, the Company has suffered negative cash flows for the past two years.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that the affiliate companies owned by the Company’s largest shareholder and President, Mr. Pu Fachun, will continue providing necessary funding for the Company’s normal operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain amounts of prior period were reclassified for presentation purposes.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements represent the consolidated accounts of the Company and its subsidiaries, Nanchong Chunfei, Chunfei Chemicals and Hedi Medicines. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of inventories, valuation of warrant liabilities, the valuation of deferred tax assets, and fair value of other financial instruments. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 2 method to measure fair value of its derivative warrant liability (see note 10). The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recognized an impairment loss of $3,422,352 and $0 for the years ended September 30, 2013 and 2012, respectively.

Advance payments

Advance payments represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipment for the Company’s construction in progress.

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

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $43,346 and $7,805 for the years ended September 30, 2013, and 2012, respectively.

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

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The Company had value added tax recoverable of $123,157 and $51,397 as of September 30, 2013 and 2012, respectively.

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

September 30, 2013
Balance sheet	RMB 6.1501 to US$1.00
Statement of operations and comprehensive loss	RMB 6.2383 to US$1.00

September 30, 2012
Balance sheet	RMB 6.2857 to US$1.00
Statement of operations and comprehensive loss	RMB 6.3357 to US$1.00

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Comprehensive Income (Loss).

Note 3 – INVENTORY

The inventory consists of the following:

	September 30, 2013	September 30, 2012
Raw materials	$128,669	$73,191
Packing supplies	40,393	22,126
Work-in-process	60,032	55,170
Finished goods	204,717	95,599
Total	$433,811	$246,086

The Company recorded inventory markdown allowance of $54,218 and $45,271 for the year ended September 30, 2013 and 2012 respectively.

Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consisted of the following:

	September 30, 2013	September 30, 2012

Machinery & Equipment	$9,255,914	$8,942,612
Plant & Buildings	16,226,794	15,876,637
Sub total	25,482,708	24,819,249

Less: Accumulated Depreciation	(4,255,928)	(2,741,974)
Add: Construction in Process	1,560,100	3,543,282

Property, Plant and Equipment	$22,786,880	$25,620,557

Depreciation expense for the years ended September 30, 2013 and 2012 was $1,432,921 and $1,272,896, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically borrows money from its shareholders to finance the operations.  The details of loans from related parties are as follows:

	September 30, 2013	September 30, 2012
Short term:
Short term loan from Sichuan Chunfei Real Estate	$856,163	$1,837,809
Short term loan from Sichuan Chunfei Daily Chemical	364,723	-
Short term loan from Mr.Pu Fachun	1,649,040	2,362,505
Short-term loan from Sichuan Lamate Technology Co.Ltd.	2,614,811	-
Short term loan from Sichuan Shubei Feed Co.Ltd.	16,260	-

	$5,500,997	$4,200,314
Long term:
Loan From Mr.Pu Fachun	1,415,868	1,385,315
	$1,415,868	$1,385,315

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun. Sichuan Lamate Technology Co., Ltd. is owned by Mr. Zhang Qiwei, a member of the Company’s Board of Directors.

The long term loan from Mr. Pu Fachun is non interest bearing and due on December 31, 2014.

The Company recorded imputed interest at 6% per annum and recorded $305,077 and $$85,818 for non-interest bearing related party loans for the years ended September 30, 2013 and 2012, respectively.

The following table summary related party loans with interest and non interest:

	Non interest bearing	Bearing interest from 0.9%-4% per month
Short term loan	$3,736,787	$1,764,210
Long term loan	1,415,868	-
	$5,152,655	$1,764,210

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the Right to use the land on which its facilities are located for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of September 30, 2013 and 2012, intangible assets consisted of the following:

	September 30, 2013	September 30, 2012
Land use rights	$1,202,191	$1,176,249
Less: accumulated amortization	(188,343)	(157,993)

	$1,013,848	$1,018,256

The amortization expense for the years ended September 30, 2013 and 2012 was $26,485 and $26,145, respectively.

NOTE 7 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	September 30, 2013	September 30, 2012

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$650,400	$636,365

b) Loan payable to Nanchong Commercial Bank due on January 24, 2014 and July 1, 2014 at fixed interest rate of 6.6% per annum, guaranteed by a third party	1,626,000	-

c) Loan payable to Nanchong Bank of Communications due on July 1, 2014, at floating interest rate, guaranteed by third parties, Mr. Pu Fachun and Zhang Xuchu and Feng Ting, Hedi Medichines	813,000	-

d) Loan payable to Nanchong Commercial Bank due on January 4, 2013 and June 28, 2013, at fixed interest rate of 6.941% and 7.216% per annum, the loan was paid in full.	-	1,590,913

e) Individual loans from various investors, bearing non-interest and due on July 1, 2013 (See note 11)	-	100,000

f) Individual loans from unrelated parties, which are due on demand and bearing interests from 0% to 72% per annum	2,256,400	-

g)Loan payable to Evergrowing Bank at a floating rate. Balance was paid in full in the year ended September 30, 2013	-	715,911

Total Short Term Loans	$5,345,800	$3,043,189

a) Individual loans from unrelated parties at monthly interest rate of 0%-6%	3,358,411	2,804,260

b) Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended (See note 11)	100,000	-

Less: current portion of long term loans	2,438,187	143,182

Total Long Term Loans	$1,020,224	$2,661,078

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans The Company recorded interest expense of $1,250,266 and $694,692 for the years ended September 30, 2013 and 2012, respectively.

NOTE 8 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which mandates a corporate income tax rate of 25%.  Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar year 2012.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended September 30, 2013 and 2012:

	For the years ended September 30
	2013	2012
US statutory income tax rate	35%	35%
Non-taxable item in US	-2%	-20%
Change in valuation allowance - US	-33%	-15%
China income tax statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Prior period tax adjustment	-1.6%	0%
Effective rate	-1.6%	0%

The Company incurred a net operating loss for the year ended September 30, 2013. As of September 30, 2013 net operating loss carry forwards for United States and China income tax purposes amounted to $2.4 million and $10.2 million, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2033 for U.S tax purposes and 2017 through 2018 for China income tax purposes. Management believes that the realization in the U.S. of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the United States for United States income tax purposes. It is also uncertain that it is more likely that not that the China business operation will have income taxable in China. Accordingly, the Company has provided a 100% valuation allowance as of September 30, 2013 and 2012, respectively for the temporary difference related to the loss carry-forwards.

 The following table reconciles the changes of deferred tax asset for the years ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
United States:
Deferred tax asset from loss carry-forward-Beginning	$836,543	$658,622
Addition: loss carry-forward	18,749	177,921
Valuation allowance-Beginning	(836,543)	(658,622)
Addition: Valuation allowance	(18,749)	(177,921)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset from loss carry forward-Beginning	$185,246	$-
Addition: loss carry-forward	1,899,377	185,246
Valuation allowance-Beginning	(185,246)	-
Addition: Valuation allowance	(1,899,377)	(185,246)

Deferred tax asset-net	$-	$-

The Company’s open tax years for its U.S. federal and state income tax returns are for the tax years after 2010. These tax returns are subject to examination by the tax authorities.

NOTE 9 – CONCENTRATION OF RISKS

For the year ended September 30, 2013, two customers accounted for 64.8% and 13.4% of total sales.

We generated very limited sales and made very limited purchases in the year ended September 30, 2012. Therefore we did not rely on any particular customer or vendor for the period.

None of the vendors and customers mentioned above is a related party to the Company.

NOTE 10 – WARRANT LIABILITIES

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

During the year ended September 30, 2013, the Company's warrant liability accounts were as follows:

Opening balance	$363,958
Issued in the year ended September 30, 2013	-
Change in warrant liabilities	(363,958)
Exercised in the year ended September 30, 2013	-
Closing balance, September 30, 2013	$-

As of September 30, 2013, 4,000,000 warrants have expired and none were exercised.

NOTE 11 – STOCKHOLDERS’ EQUITY

On September 18, 2013, the Company issued six million shares of common stock to Mr.Pu Fachun, CEO of the Company,  at a price of approximately $0.08 per share in satisfied some loans from Mr. Pu Fachun by issuing these shares.

On September 13, 2013 the Company issued 1,855,605 shares of common stock to the investors in the private placement of securities completed in March and June of 2010.  The shares were issued in satisfaction of the Company’s obligation under the second paragraph of Section 6.14 of the Securities Purchase Agreement dated March 19, 2010, which obligation accrued as a result of the Company’s failure to realize $5 million in net post-tax income (as defined in that agreement) for the fiscal year ended September 30, 2011. No fair value is used because the issuance of stock is treated as reallocation of proceeds on the common stock issued on private placement.

In connection with the arrangement to cause the shares to be issued, the investors agreed that the maturity date of the $100,000 loan (See note 7) that they made to the Company on May 1, 2011 was extended to July 1, 2015, with interest accruing in the interim at a rate of 12% per annum, payable quarterly.

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

B: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended September 30 , 2013 and 2012:

	2013	2012
Net income (loss) for basic and diluted earnings (loss) per share	$(7,172,094)	$(2,086,393)
Weighted average shares used in basic and diluted computation	39,407,719	36,665,319

Earnings (loss) per share: Basic and diluted	$(0.18)	$(0.06)

For the year ended September 30, 2012, a total of 4,000,000 warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

 C. Option exercise

In April 2012, 800,000 options were exercised at an exercise price of $0.10 per share. 800,000 shares of common stock were issued accordingly. As of September 30, 2013 and 2012, there are no options outstanding.

NOTE 12– COMMITMENTS AND CONTINGENCIES

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

Litigation

During the 2013 fiscal year, Jian Zhou, a shareholder, commenced a legal action against American Nano Silicon Technologies, Inc.  Mr. Zhou alleges that he is entitled to 857,142 shares of American Nano common stock in connection with the acquisition of Nanchong Chunfei by American Nano in 2007.  In response to the allegation, American Nano has asserted that all of the shares to which Mr. Zhou was entitled were issued to him. The trial court has dismissed Mr. Zhou’s claim, and he has appealed the dismissal to the court of appeals.

NOTE 13 –SUBSEQUENT EVENT

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

 (a)            Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2013. That evaluation revealed that the lack of expertise in U.S. accounting principles among the personnel in our Chinese headquarters created a material weakness in our disclosure control and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, such controls and procedures were not effective.

(b)             Changes in internal controls.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)             Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. The material weaknesses consisted of the lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters and insufficient oversight of the Company’s external financial reporting and internal control over financial reporting.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Sichuan in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of accounting personnel who are trained in U.S. accounting principles could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Because of the above material weaknesses, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2013.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	59	CEO, CFO, President
Zhang Qiwei	42	Director
Zhang Changlong	58	Director
Robert J. Fanella	63	Independent Director
He Ping	41	Independent Director
Lü Shuming	70	Independent Director
Liu Dechun	38	Independent Director

The following is a summary of the business experience of our officers and director:

Pu Fachun is an entrepreneur with over 20 years of experience in the management of chemicals businesses. Mr. Pu started his career as a production technician at the Nanchong Chemical Plant in Sichuan in 1972. In 1994, he founded Sichuan Chunfei Investment Company and managed it as Chairman until he established Nanchong Chunfei  Nano-Silicon Technologies Co. Ltd in 2006. Mr. Pu was central in the development and commercialization of the Company’s products. Mr. Pu joined the Company as a director and President and Chairman in July of 2007.

Zhang Qiwei was appointed as a director of American Nano Silicon Technologies, Inc. on July 8, 2010. Mr. Zhang has served as as the general manager of Nanchong Chunfei Nano Silicon Technology Co Ltd, subsidiary of American Nano Silicon Technology, since early 2003. From 1999 to 2002, Mr. Zhang was the chief technical officer of Nanchong Chunfei Investment Group. Before joining Nanchong Chunfei Investment Group, Mr. Zhang earned his undergraduate degree in Chemical Engineering from Sichuan University, and he graduated in 1998.

Zhang Changlong has been General Inspector of Finance of Sichuan Chunfei Investment Group Co., Ltd. since October 2006.  He is trained as a senior accountant, and formerly served as Section Chief of the Treasurer’s Office of the Nanping Bureau of Forestry, as Section Chief of the Treasurer’s Office of the Weft-Knitted Knitting Plant of Sichuan Nanchong Gaoping District, as finance chief of Shenzhen Huifeng Industry Co., Ltd., and financial adviser to Nanchong Jialing Pharmaceutical Co., Ltd, a position he held since 2001 prior to taking his position with Sichuan Chunfei Investment Group. Mr. Zhang joined the Company as a director in July of 2007.

Robert J. Fanella.  Mr. Fanella, CPA, was appointed as an independent director and Audit Committee Chairman  in April 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.   In addition, fFrom April, 2011 to March 2012, Mr. Fanella served as CFO for ARCIS Resources Corporation (OTC Pink: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc., a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for China YCT International Group, Inc (OTCQB: CYIG).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant (CPA) in Illinois.

He Ping was appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. Dr. He is currently serving as a professor of electrochemical studies at Southwest University of Science and Technology, School of Material Science and Engineering. Dr. He is an active member of the International Society of Electrochemistry (ISE) and the Chinese Chemical Society (CCS). Dr. He has published over 50 essays and dissertations in both national and international academic periodicals. Science Citation Index (SCI) and Engineering Information (EI) have cited over 40 essays wrote by Dr. He and provided them as a researching resource to the public. Dr. He earned his Doctoral degree from Chinese Academy of Science – Changchun Institute of Applied Chemistry in 2005.

Lü Shuming is a senior licensed chemical-engineer with over 30 years of experience in China’s chemical industry. From 2002 to the present, he has served as a chief engineer and counselor at Chengdu Minhui Daily Chemical Technologies Co., Ltd. Prior to that, Mr. Lü was employed as the chief engineer involved in chemical engineering for different companies. Mr. Lü holds a bachelor degree in Chemical Engineering from Sichuan University, wherehe graduated in 1967.

Liu Dechun has been appointed as an independent director of American Nano Silicon Technologies, Inc. on April 6, 2009. From 2000 to the present, Mr. Liu has worked as an instructor at Southwest University of Science and Technology, Department of Applied Chemistry. Mr. Liu received his master degree in science in 2000 from Southwest University of Science and Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2012, except that (a) none of the directors other than Pu Fachun has filed a Form 3, and (b) Pu Fachun failed to file a Form 4 to report his purchase of 6,000,000 shares in September 2013.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards		Other Compensation
Pu Fachun	2013	$10,000	--	--	--		--
	2012	$10,000	--	--		(1)	--
	2011	$10,000	--	--	$30,000		--

(1)	On September 6, 2011 the Board of Directors granted Mr. Pu a five year option to purchase 75,000 shares for $.10 per share. The fair value of the option on that date was $30,000.

Employment Agreements

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended September 30, 2013 and those options held by him on September 30, 2013.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Pu Fachun	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2013 and held by him unvested at September 30, 2013.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Pu Fachun	--	--

The following table summarizes the total compensation earned by all non-employee Directors during the 2012 fiscal year:

Director Summary Compensation for FY 2013

The following table summarizes the compensation paid during the fiscal year ended September 30, 2013 to each of our non-employee directors.

Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)		Total ($)
Robert J. Fanella	$-	$-	(1)	$-
He Ping	$5,000			$5,000
Lü Shuming	$5,000			$5,000
Liu Dechun	$5,000			$5,000

(1)     The Company has, to date, failed to compensate Mr. Fanella for services rendered during fiscal 2013.  The Company intends to pay him $13,667, representing his contracted cash payment plus the current market value of the shares to which he is entitled.

In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2013 for non-employee Directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

Name of Beneficial Holder	Number of Shares		Percentage of Class

Pu Fachun, President/CEO/CFO/Director	15,390,528	(1)	32.80%

Zhang Qiwei, Director	4,120,000		8.78%

Zhang Changlong, Director	30,000		0.06%

Robert J. Fanella, Independent Director	195,747		0.42%

He Ping, Independent Director	10,000		0.02%

Lü Shuming, Independent Director	10,000		0.02%

Liu Dechun, Independent Director	10,000		0.02%

All officers and directors (7 persons)	19,766,275	(1)	42.13%

Zhou Huakang	6,952,758	(2)	14.82%

T Squared Investments LLC	3,086,916	(3)	6.58%

T Squared Capital LLC	3,086,916	(3)	6.58%

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

(3)           The amount shown and the following information is derived from the Schedule 13Gs filed by T Squared Investments LLC and T Squared Capital LLC on August 30, 2010.  The amount shown does not include 1,302,424 shares that were issued to T Squared Investments LLC in September 2013. Thomas Sauve is the Managing Member of both entities and has voting and dispositional control over the shares owned by both entities.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

The Company periodically borrows money from its shareholders to finance operations.  The details of loans to/from related parties are as follows:

	September 30, 2013	September 30, 2012
Short term:
Short term loan from Sichuan Chunfei Real Estate	$856,163	$1,837,809
Short term loan from Sichuan Chunfei Daily Chemical	364,723	-
Short term loan from Mr.Pu Fachun	1,649,040	2,362,505
Short-term loan from Sichuan Lamate Technology Co.Ltd.	2,614,811	-
Short term loan from Sichuan Shubei Feed Co.Ltd.	16,260	-

	$5,500,997	$4,200,314
Long term:
Loan From Mr.Pu Fachun	1,415,868	1,385,315
	$1,415,868	$1,385,315

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun. Sichuan Lamate Technology Co., Ltd. is owned by Mr. Zhang Qiwei, a member of the Company’s Board of Directors.

The long term loan from Mr. Pu Fachun is non interest bearing and due on December 31, 2014.

Director Independence

The following members of the Company’s Board of Directors are independent directors, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market:  Robert J. Fanela, He Ping, Lü Shuming and Liu Dechun.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. was engaged to serve as the Company’s principal accountant in November 2013.  Until April 2013 Friedman LLP served as the Company’s principal accountant.

Audit Fees

The aggregate fees billed from professional services rendered by Paritz & Company, P.A. for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2013 was $45,000. The aggregate fees billed from professional services rendered by Friedman LLP, for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2012 was $90,000.

Audit-Related Fees

Partiz & Company, P.A. did not render any audit-related services to us for the fiscal year ended September 30, 2013.

Friedman LLP did not render any audit-related services to us for the fiscal year ended September 30, 2012.

Tax Fees

Paritz & Company, P.A. did not render any tax services to us for the fiscal year ended September 30, 2013.

Friedman LLP did not render any tax services to us for the fiscal year ended September 30, 2012.

All Other Fees

Paritz & Company, P.A. did not render any other services to us for the fiscal year ended September 30, 2013.

Friedman LLP did not render any other services to us for the fiscal year ended September 30, 2012.

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

10.2
Equity Nominee Agreement dated May 28, 2013 among Fachun Pu, Qiwei Zhang, Jianbo Liu, American Nano Silicon Technologies, Inc., Nanchong Chunfei Nano-Silicon Technologies Co., Ltd., Sichuan Chunfei Refined Chemicals Co., Ltd., and Sichuan Hedi Veterinary Medicines Co., Ltd.
Incorporated by reference to Exhibit 10-a in the Current Report on Form 8-K filed on January 15, 2014.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on January 23, 2014 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

/s/ Zhang Qiwei
Zhang Qiwei,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
He Ping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director