Form 10-Q
period 2013-12-31
American Nano Silicon Technologies, Inc.
filed 2014-02-13
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Common Voting Stock: 46,917,445 shares as of February 13, 2014

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2013

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$532,111	$75,901
Accounts receivable, net	314,922	338,312
Inventory, net of reserve	319,317	433,811
Advance payments	284,178	289,368
Prepaid expense and other receivables	98,839	66,042
Prepaid value-added tax	113,319	123,157
Total Current Assets	1,662,686	1,326,591

Property, plant and equipment, net	22,727,597	22,786,880

Other assets:
Land use rights, net	1,013,326	1,013,848
Total other assets	1,013,326	1,013,848

Total Assets	$25,403,609	$25,127,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$169,271	$187,605
Short term loans	6,853,204	5,345,800
Taxes payable	52,213	55,926
Due to related parties	7,427,244	5,500,997
Long term loans-current portion	2,469,542	2,438,187
Accrued expenses and other payables	945,881	1,042,734

Total Current Liabilities	17,917,355	14,571,249

Long-term liabilities
Long term loans	480,324	1,020,224
Due to related parties	-	1,415,868
Total Long Term Liabilities	480,324	2,436,092

Total Liabilities	18,397,679	17,007,341

Commitment and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	4,692	4,692
Additional paid-in-capital	14,555,929	14,474,258
Accumulated other comprehensive income	2,339,087	2,291,219
Accumulated deficit	(9,893,777)	(8,650,191)
Total Stockholders' Equity	7,005,931	8,119,978

Total Liabilities and Stockholders' Equity	$25,403,610	$25,127,319

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	December 31
	2013	2012

Revenues	$345,870	$33,396

Cost of Goods Sold	749,960	31,676

Gross Profit(Loss)	(404,090)	1,720

Operating Expenses
Research and development expense	16,483	-
Selling, general and administrative	244,668	760,220
Total operating expenses	261,151	760,220

Loss from operations	(665,241)	(758,500)

Other Income( Expense)
Interest expense - related party	(155,716)	(29,490)
Interest expense, net	(424,508)	(238,427)
Change in fair value of derivative liabilities	-	358,400
Other income	1,977	222,416
Total other income(expense)	(578,247)	312,899

Loss Before Income Taxes	(1,243,488)	(445,601)

Provision for Income Taxes	98	83

Net Loss	(1,243,586)	(445,684)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	47,868	(61,834)
Comprehensive Loss	$(1,195,718)	$(507,518)

Loss per common share
Basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares
Basic and diluted	46,917,445	39,061,840

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2013	2012

Cash Flows From Operating Activities:
Net Loss	$(1,243,586)	$(445,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(358,400)
Depreciation and amortization	371,452	361,061
Stock based compensation expense	-	-
Imputed interest expense for non interest bearing related party loans	81,671	29,490
Impairment of property, plant and equipment	-	-
Changes in operating assets and liabilities:
Accounts receivable	25,408	(8,440)
Inventory	116,876	(74,521)
Advances to suppliers	6,952	(149,787)
Prepaid expense and other receivables	(32,313)	(709,347)
Accounts payable	(19,441)	(47,736)
Taxes payable	6,523	(7,934)
Accrued expenses and other payables	(102,865)	109,089
Cash used in operating activities	(789,323)	(1,302,209)

Cash Flows From Investing Activities:
Additions to property and equipment	(165,775)	(54,563)

Cash used in investing activities	(165,775)	(54,563)

Cash Flows From Financing Activities
Proceeds from bank note payable	-	714,603
Proceeds (repayment) of related parties loans, net	466,697	(106,454)
Proceeds from short term loans	1,470,922	476,402
Proceeds (repayment) of long term loans	(527,906)	1,070,970
Cash provided by financing activities	1,409,713	2,155,521

Effect of exchange rate changes on cash and cash equivalents	1,595	4,109

Increase in cash and cash equivalents	456,210	802,858

Cash and Cash Equivalents - Beginning of the period	75,901	56,661

Cash and Cash Equivalents - End of the period	$532,111	$859,519

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$461,816	$208,281
Income tax	$97	$414

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for the three month periods ended December 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2013 as included in our Annual Report on Form 10-K.

Reclassifications

Certain amounts of prior period were reclassified for presentation purposes.

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

Value Added Tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax refundable for the Company as of December 31, 2013 and September 30, 2013 was $113,319 and $123,157, respectively.

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

Asset and liability accounts at December 31, 2013 and September 30, 2013 were translated at 6.1125 RMB to $1.00 and at 6.1501 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the three months ended December 31, 2013 and 2012 were 6.1275 RMB and 6.2972 RMB to $1.00, respectively.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $16.3 million as of December 31, 2013. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans. In addition, the Company has suffered negative cash flows for the past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, will continue to provide necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

The inventory as of December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013

Raw materials	$58,628	$128,669
Packing supplies	37,002	40,393
Work in process	109,890	60,032
Finished goods	113,797	204,717
Total	$319,317	$433,811

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Related Party Transactions

The Company periodically borrows money from its shareholders to finance the operations.  The details of loans from related parties are as follows:

	December 31, 2013	September 30, 2013

Short term:
Chunfei Real Estate	$1,132,096	$856,163
Sichuan Chunfei Daily Chemical	484,924	364,723
Sichuan Shubei Feed Co.Ltd.	63,313	16,260
Sichuan Lanmate Technology Co. Ltd.	2,951,848	2,614,811
Jian Zhou, a shareholder	32,720	-
Pu Fachun	2,762,343	1,649,040
Total	$7,427,244	$5,500,997

Long term:
Pu Fachun	$-	$1,415,868
Total	$-	$1,415,868

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun. Sichuan Lanmate Technology Co., Ltd. is owned by Mr. Zhang Qiwei, a member of the Company’s Board of Directors.

The Company recorded imputed interest at 6% per annum and recorded $81,671 and $29,490 for non-interest bearing related party loans for the three months ended December 31, 2013 and 2012, respectively.

Note 6 – Short Term Loans

The short term loans as of December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013

a) Loan payable to Nanchong City Bureau of Finance due on demand at fixed interest rate of 0.465% per month	$654,400	$650,400

b) Loan payable to Nanchong Commercial Bank due on January 24, 2014, which was paid in full in January 2014, and July 1, 2014, at fixed interest rate of 6.6% per annum, guaranteed by a third party	1,636,000	1,626,000

c) Loan payable to Nanchong Bank of Communications due on July 1, 2014, at floating interest rate, guaranteed by third parties, Mr. Pu Fachun, Zhang Xuchu and Feng Ting, Hedi Medicines	818,000	813,000

d) Individual loans from unrelated parties, which are due on demand and bearing interests from 0% to 72% per annum	3,744,804	2,256,400

Total Short Term Loans	$6,853,204	$5,345,800

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Long Term Loans

The long term loans as of December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013

a) Individual loans from unrelated parties at monthly interest rate of 0%-6%	$2,849,866	$3,358,411

b)Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended	100,000	100,000

Less: current portion of long term loans	2,469,542	2,438,187

Total Long Term Loans	$480,324	$1,020,224

On December 20, 2013, the Company entered into a long term bank loan agreement with Jialing Rural Credit Cooperative Union for $4,744,400(RMB29,000,000). Pursuant to the Loan Agreement, the principle will be paid on December 19, 2015. The monthly interest rate is 8.97%. The loan was secured by Chunfei Chemicals’ real property and Chunfei Real Estate’s real property. During January 2014, the Company received the fund.

Note 8 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate. Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar 2012.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
US statutory income tax rate	35%	35%
Non-taxable item in US	0%	-28%
Change in valuation allowance - US	-35%	-7%
China income tax statutory statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Effective rate	-	-

As of December 31, 2013, net operating loss carry forwards for United States and China income tax purposes amounted to $2.5 million and $11.5 million, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2033 for U.S tax purpose and 2017 to 2018 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income not being recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Income Taxes (Continued)

The following table reconciles the changes in deferred tax asset for the three months ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
United States:
Deferred tax asset-beginning	$855,293	$658,622
Addition: loss carry-forward	2,514	177,947
Valuation allowance-beginning	(855,293)	(658,622)
Addition: valuation allowance	(2,514)	(177,947)

Deferred tax asset net	$-	$-

China:
Deferred tax asset-beginning	$2,084,623	$185,246
Addition: loss carry-forward	309,077	26,275
Valuation allowance-beginning	(2,084,623)	(185,246)
Addition: valuation allowance	(309,077)	(26,275)

Deferred tax asset net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2010. These tax returns are subject to examination by the tax authorities.

Note 9 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. For the three months ended December 31, 2013, the weighted average number of shares calculated for diluted EPS excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Three Months Ended December 31,
	2013	2012

Net loss	$(1,243,586)	$(445,684)

Weighted average common shares (denominator for basic loss per share)	46,917,445	39,061,840

Effect of dilutive securities: Warrants	-	-

Weighted average common shares (denominator for diluted loss per share)	46,917,445	39,061,840

Basic and diluted loss per share	$(0.03)	$(0.01)

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Risk Factors

Concentrations

For the three months ended December 31, 2013, three customers accounted for 67.7%, 12.8% and 11.3% of total sales, and two vendor accounted for 43.7% and 19.9% of total purchases.

We generated very limited sales and made very limited purchases in the three months ended December 31, 2012. Therefore we did not rely on any particular customer or vendor for the period.

None of the vendors and customers mentioned above is a related party to the Company.

Operations in the PRC

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

Note 11 – Commitment and Contingencies

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

NOTE 12 –SUBSEQUENT EVENT

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued, and has determined that there was no material event that occurred subsequent to  December 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2013. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligation to update these forward-looking statements.

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

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. As of December 31, 2013, we had delivered some products to the customer that signed the contract with us, but at a quantity short of that specified in the contract due to shortage of working capital. Because of the inefficiency of operating at a low production level and because of high costs of raw materials, the sales were recorded at a loss. During the three months ended December 31, 2013, the Company recorded $86,245 of revenue from flame retardant additive; the remainder of our revenue was related to our detergent additive.

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

When reviewing our condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying condensed consolidated financial statements for the three months ended December 31, 2013, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

•
our determination, described in Note 11 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that we would realize sufficient income within the requisite time period to utilize the deferred asset.

Results of Operations

Revenues and Gross Profit/Loss

We generated revenue of $345,870 during the three ended December 31, 2013, compared to $33,396 in the three months ended December 31, 2012, an increase of 936% for the three months period. Revenue significantly increased in the three months ended December 31, 2013 because the Company started partial operations in January 2013. During the three months ended December 31, 2012, the equipment and production line in the new facility was undergoing adjustments, and we recorded revenue on sale of sample quantities only.  The Company expects to have significant revenue during the remainder of fiscal year 2014.

During the three months ended December 31, 2013, the Company recorded $86,245 in revenue from our flame retardant additive and $259,625 in revenue from our detergent additive.

Our gross loss for the three months ended December 31, 2013 was $404,090 as we haven't yet reached an efficient level of operations.

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

Our SG&A expenses for the three months ended December 31, 2013 were $244,668, compared to $760,220 for the three months ended December 31, 2012, a decrease of 68% for the three months period. SG&A expenses for the three months ended December 31, 2012 were high because the Company did not have any operations during three months ended December 31, 2012 and recorded all depreciation and amortization expenses in SG&A. During the three months ended December 31, 2013, the Company allocated depreciation and amortization between SG&A and  cost of goods sold..

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the three months ended December 31, 2013 and 2012, we expended $16,483 and $0, respectively, on research and development.  For the three months ended December 31, 2013 and 2012, we incurred less research and development expenses compared to other periods as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

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

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $665,241 for the three months ended December 31, 2013, compared to $758,500 for the three months ended December 31, 2012.  In both quarters, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during three months ended December 31, 2013 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $580,224 for the three months ended December 31, 2013, an increase of 122% compared to the same periods ended December 31, 2012, as the loans taken to fund the development of our new facility increased our finance charges.

Two events contributed to Other Income in the three months ended December 31, 2012, but were not replicated in 2013:

•	During the three months ended December 31, 2012, the Company received a subsidy of $224,416 from its local government to compensate for land occupied and used by the local government.

•
In March and June 2010 we sold 4 million series B warrants. The warrants permitted the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the warrants were subject to down-round protection provision in their terms, the fair value of the warrants was recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculated the fair value of the warrants using the Black-Scholes model, and recorded any increase or decrease in that fair value as other income or other expense. All of the warrants had expired by September 30, 2013. We recorded gains of $358,400 for the three months ended December 31, 2012.  We recorded it as unrealized gain from changes in fair value of derivative liabilities in our Statements of Operations as “other income”

Net Loss

Due, primarily, to our gross loss and interest expense, we incurred a net loss of $1,243,586 for the three months ended December 31, 2013, compared to net loss of $445,684 for the three months ended December 31, 2012.   Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize income from operations in future periods.

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

As a result of recent financing activities, at December 31, 2013 our cash and cash equivalents totaled $532,111.  Because all of that financing was short-term debt, and because of our operating loss, our working capital has decreased as shown below:

	December 31, 2013	September 30, 2013
Total current assets	$1,662,686	$1,326,591
Total current liabilities	17,917,355	14,571,249
Working capital (deficiency)	$(16,254,669)	$(13,244,658)

As of December 31, 2013 we had a working capital deficiency of $16,254,669, representing an increase of $3,010,011 in the deficit during the three months ended December 31, 2013.  Our current assets on December 31, 2013 were only $1,662,686, of which only $1,166,350 were liquid.   Our current liabilities are primarily composed of short term loans totaling $6,853,204, short term related parties payables totaling $7,427,244 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $2,469,542 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, in their report on our financial statements for the year ended September 30, 2013, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$7,427,244	$7,427,244	$-	$-	$—
Loan payable to unrelated parties	9,803,070	9,322,746	480,324	—	—
Total contractual obligations	$17,230,314	$16,749,990	$480,324	$-	$—

Our operations used $789,323 in cash during the three months ended December 31, 2013. Our use of cash fell short of our net loss of $1,243,586, as the net loss included depreciation and amortization expense of $371,452 and imputed interest of $81,671.

We incurred a net loss of $445,684 during the three months ended December 31, 2012 and our operations used $1,302,209 in cash. The disparity was primarily due to the fact that our net loss was reduced by the gain of $358,400 that we recorded as a result of decrease in the fair value of outstanding warrants, as well as the fact that we prepaid $709,347 to our vendors.

For the three months ended December 31, 2013 and 2012, we used $165,775 and $54,563 in investing activities due to additions to property and equipment.

Our financing activities in the three months ended December 31, 2013 included proceeds of $466,697 from related party loans and proceeds from short term loans of $1,470,922.

Our financing activities in the three months ended December 31, 2012 included $714,603 of proceeds from bank note payable, $476,402 of proceeds from short term loans and $1,070,970 of proceeds from long term loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2013.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the first quarter of fiscal 2014.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2014.

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

American Nano Silicon Technologies, Inc.

Date : February 13, 2014	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer