Form 10-Q
period 2014-06-30
American Nano Silicon Technologies, Inc.
filed 2014-08-14
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

Common Voting Stock: 46,917,445 shares as of August 14, 2014

AMERICAN NANO SILICON TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,006,597	$75,901
Accounts receivable	245,014	338,312
Inventory	585,109	433,811
Advance payments	36,523	289,368
Prepaid expense and other receivables	114,097	66,042
Prepaid value-added tax	145,612	123,157
Total Current Assets	3,132,952	1,326,591

Property, plant and equipment, net	21,964,090	22,786,880

Other assets:
Land use rights, net	992,478	1,013,848
Total other assets	992,478	1,013,848

Total Assets	$26,089,520	$25,127,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$213,530	$187,605
Short term loans	10,611,216	5,345,800
Taxes payable	35,618	55,926
Due to related parties-current portion	3,336,737	5,500,997
Long term loans-current portion	2,276,036	2,438,187
Accrued expenses and other payables	910,148	1,042,734

Total Current Liabilities	17,383,285	14,571,249

Long-term liabilities
Long term loans	4,878,196	1,020,224
Due to related parties	-	1,415,868
Total Long Term Liabilities	4,878,196	2,436,092

Total Liabilities	22,261,481	17,007,341

Commitment and Contingencies

Stockholders' Equity

Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	4,692	4,692
Additional paid-in-capital	14,622,258	14,474,258
Accumulated other comprehensive income	2,291,734	2,291,219
Accumulated deficit	(13,090,645)	(8,650,191)
Total Stockholders' Equity	3,828,039	8,119,978

Total Liabilities and Stockholders' Equity	$26,089,520	$25,127,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$201,734	$376,337	$792,258	$510,825

Cost of Goods Sold	546,407	418,325	1,940,110	588,817

Gross Loss	(344,673)	(41,988)	(1,147,852)	(77,992)

Operating Expenses
Research and development expense	-	8,372	97,907	24,289
Selling, general and administrative	276,898	551,799	835,747	1,731,724
Total operating expense	276,898	560,171	933,654	1,756,013

Loss from operations	(621,571)	(602,159)	(2,081,506)	(1,834,005)

Other Income( Expense)
Interest expense - related party	(105,282)	(29,559)	(374,058)	(88,676)
Interest expense, net	(805,999)	(398,270)	(1,991,213)	(1,035,224)
Change in fair value of derivative liabilities	-	249	-	363,958
Other income	2,932	538	6,464	224,426
Total other income(expense)	(908,349)	(427,042)	(2,358,807)	(535,516)

Loss Before Income Taxes	(1,529,920)	(1,029,201)	(4,440,313)	(2,369,521)

Provision for Income Taxes	-	82	141	165

Net Loss	(1,529,920)	(1,029,283)	(4,440,454)	(2,369,686)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	2,127	191,913	515	241,444
Comprehensive Loss	$(1,527,793)	$(837,370)	$(4,439,939)	$(2,128,242)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.06)

Weighted average number of common shares
Basic and diluted	46,917,445	39,061,840	46,917,445	39,061,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(4,440,454)	$(2,369,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory reserves	-	27,385
Change in fair value of derivative liabilities	-	(363,958)
Depreciation and amortization	1,112,307	1,090,947
Imputed interest expense for non interest bearing related party loans	148,001	88,676
Changes in operating assets and liabilities:
Accounts receivable	93,169	(162,062)
Inventory	(152,298)	(126,241)
Advances to suppliers	253,266	(220,553)
Prepaid expense and other receivables	(48,285)	(31,092)
Prepaid value-added tax	(22,676)	(74,762)
Accounts payable	26,235	492,352
Taxes payable	(20,302)	(55,354)
Accrued expenses and other payables	(131,751)	(46,515)
Cash used in operating activities	(3,182,788)	(1,750,863)

Cash Flows From Investing Activities:
Additions to property and equipment	(294,912)	(67,611)

Cash used in investing activities	(294,912)	(67,611)

Cash Flows From Financing Activities
Proceeds (repayment) of related parties loans, net	(3,582,616)	2,166,664
Proceeds from short term loans	5,288,223	53,713
Proceeds (repayment) of long term loans	3,711,343	(278,531)
Cash provided by financing activities	5,416,950	1,941,846

Effect of exchange rate changes on cash and cash equivalents	(8,554)	9,772

Increase in cash and cash equivalents	1,930,696	133,144

Cash and Cash Equivalents - Beginning of the period	75,901	56,661

Cash and Cash Equivalents - End of the period	$2,006,597	$189,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,110,336	$1,003,356
Cash paid for income taxes	$141	$165

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the nine month periods ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

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

The carrying amounts reported in the balance sheets for cash, taxes payable,  due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable,  other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

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

Value Added Tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax refundable for the Company as of June 30, 2014 and September 30, 2013 was $145,612 and $123,157, respectively.

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

Asset and liability accounts at June 30, 2014 and September 30, 2013 were translated at 6.1576 RMB to $1.00 and at 6.1501 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the nine months ended June 30, 2014 and 2013 were 6.1387 RMB and 6.2555 RMB to $1.00, respectively.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $14.3 million as of June 30, 2014. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans. In addition, the Company has suffered negative cash flows for the past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, will continue to provide necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

The inventory as of June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013

Raw materials	$137,084	$128,669
Packing supplies	59,973	40,393
Work in process	78,124	60,032
Finished goods	309,928	204,717
Total	$585,109	$433,811

Note 5 – Related Party Transactions

The Company periodically borrows money from its shareholders to finance the operations.  The details of loans from related parties are as follows:

	June 30, 2014	September 30, 2013

Short term:
Chunfei Real Estate	$670,864	$856,163
Sichuan Chunfei Daily Chemical	852,680	364,723
Sichuan Shubei Feed Co.Ltd.	62,849	16,260
Sichuan Lanmate Technology Co. Ltd.	-	2,614,811
Jian Zhou, a shareholder	32,480	-
Pu Fachun	1,717,864	1,649,040
Total	$3,336,737	$5,500,997

Long term:
Pu Fachun	$-	$1,415,868
Total	$-	$1,415,868

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Related Party Transactions (Continued)

The Company recorded imputed interest at 6% per annum and recorded $23,779 and $148,001 for non-interest bearing related party loans for the three and nine months ended June 30, 2014 respectively.

The Company recorded imputed interest of $29,559 and $88,676 for non interest bearing related party loans for the three months and nine months ended June 30, 2013.

Note 6 – Short Term Loans

The short term loans as of June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014		September 30, 2013

a) Loan payable to Nanchong City Bureau of Finance due on demand at fixed interest rate of 0.465% per month	$649,600		$650,400

b) Loan payable to Nanchong Commercial Bank due on January 24, 2014, which was paid in full in January 2014, at fixed interest rate of 6.6% per annum, guaranteed by a third party	-		813,000

c) Loan payable to Nanchong Commercial Bank due on March 7, 2015, at fixed interest rate of 6.9% per annum, guaranteed by a third party.	812,000		-

d) Loan payable to Nanchong Commercial Bank due on July 1 , 2014, at fixed interest rate of 6.6%, guaranteed by a third party	812,000	(1)	813,000

e) Loan payable to Nanchong Bank of Communications due on July 1, 2014, at floating interest rate, guaranteed by third parties, Mr. Pu Fachun, Zhang Xuchu and Feng Ting, Hedi Medicines.	812,000	(2)	813,000

f) Individual loans from unrelated parties, which are due on demand and bearing interests from 0% to 72% per annum	7,525,616		2,256,400

Total Short Term Loans	$10,611,216		$5,345,800

1)
The Company paid off the loan on July 1, 2014, and entered a loan agreement with Nanchong Commercial Bank for $812,000 on July 22, 2014. The principal will be repaid on July 23, 2015, bearing a fixed interest rate of 6.9%, guaranteed by a third party.

2)
The Company paid off the loan on July 1, 2014, and entered a loan agreement with Nanchong Bank of Communications  for $812,000 on July 28, 2014. The principal will be repaid on July 27, 2015, bearing a floating interest rate and guaranteed by a third party.

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Long Term Loans

The long term loans as of June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013

a) Individual loans from unrelated parties at monthly interest rate of 0%-6% at various maturities by May 7, 2016	$2,344,632	$3,358,411

b)Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended	100,000	100,000

c)Loan payable to Jialing Rural Credit Cooperative Union due on December 19, 2015 at a interest rate of 10.764% per annum, secured by Chunfei Chemical’s real property and Chunfei Real Estate’s real property	4,709,600	-

Less: current portion of long term loans	(2,276,036)	(2,438,187)

Total Long Term Loans	$4,878,196	$1,020,224

Note 8 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate. Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar 2012.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended June 30, 2014 and 2013:

	Nine month Ended June 30
	2014	2013

US statutory income tax rate	35%	35%
Non-taxable item in US	0%	0%
Change in valuation allowance - US	-35%	-35%
China income tax statutory statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Effective rate	-	-

As of June 30, 2014, net operating loss carry forwards for United States and China income tax purposes amounted to $5.1 million and $8 million, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2033 for U.S tax purpose and 2017 to 2018 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income not being recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Income Taxes (Continued)

The following table reconciles the changes in deferred tax asset for the nine months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
United States:
Deferred tax asset-beginning	$855,293	$658,622
Addition: loss carry-forward	13,052	195,315
Valuation allowance-beginning	(855,293)	(658,622)
Addition: valuation allowance	(13,052)	(195,315)
Deferred tax asset net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2010. These tax returns are subject to examination by the tax authorities.

Note 9 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. For the three and nine months ended June 30, 2014, the weighted average number of shares calculated for diluted EPS excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computation for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Net loss	$(1,529,920)	$(1,029,283)

Weighted average common shares (denominator for basic loss per share)	46,917,445	39,061,840

Weighted average common shares (denominator for diluted loss per share)	46,917,445	39,061,840	39,

Basic and diluted loss per share	$(0.03)	$(0.03)

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the basic and diluted earnings (loss) per share computation for the nine months ended June 30, 2014 and 2013:

	Nine months Ended June 30,
	2014	2013

Net loss	$(4,440,454)	$(2,369,686)

Weighted average common shares (denominator for basic loss per share)	46,917,445	39,061,840

Weighted average common shares (denominator for diluted loss per share)	46,917,445	39,061,840

Basic and diluted loss per share	$(0.09)	$(0.06)

Note 10 – Risk Factors

Concentrations

For the nine months ended June 30, 2014, one customer accounted for 76.1% of total sales.  For the three months ended June 30, 2014, one customer accounted for 85.2% of total sales.

For the nine months ended June 30, 2013, two customers accounted for 71.6% and 17.3% of total sales. For the three months ended June 30, 2013, two customers accounted for 75.8% and 12.4% of total sales.

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

NOTE 12 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued, and has determined that there was no material event that occurred subsequent to June 30, 2014.

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

During 2012, we signed a contract with a customer to provide 2,000 tons of products a year at a price of $868 per ton. As of June 30, 2014, we had delivered some products to the customer that signed the contract with us, but at a quantity short of that specified in the contract due to shortage of working capital. Because of the inefficiency of operating at a low production level and because of high costs of raw materials, the sales were recorded at a loss. During the three and nine months ended June 30, 2014, the Company recorded $1,309 and $114,635 of revenue from flame retardant additive; the remainder of our revenue was related to our detergent additive.

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

When reviewing our condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying condensed consolidated financial statements for the three and nine months ended June 30, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

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

Results of Operations

Revenues and Gross Profit/Loss

We generated revenue of $201,734 during the three months ended June 30, 2014, compared to $376,337 in the three  months ended June 30, 2013, a decrease of 46% for the three month period. Revenue significantly decreased in the three months ended June 30, 2014 because a key piece of equipment was broken, which prevented us from manufacturing for a portion of this period.

Despite the third quarter production problem, revenue of $792,258 during the nine months ended June 30, 2014 was significantly greater than the $510,825 in revenue recorded in nine months ended June 30, 2013. The increase occurred because the Company started partial operations only in January 2013. During the nine months ended June 30, 2013, the equipment and production line in the new facility was undergoing adjustments, and we recorded revenue on sale of sample quantities only.

The revenue contributions of our product lines are shown in the following table:

	Three months ended June 30, 2014	Nine months ended June 30, 2014

Detergent additive	$200,425	$677,623
Flame retardant additive	$1,309	$114,635

Our gross loss for the three and nine months ended June 30, 2014 was $344,673 and $1,147,852. Our sales will not be profitable until we reach an efficient level of operations in which the allocation of factory overhead does not exceed the sales price of the product.

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

Our SG&A expenses for the three and nine months ended June 30, 2014 were $276,898 and $835,747, compared to $551,799 and 1,731,724 for the three and nine months ended June 30, 2013, a decrease of 50% and 52% for the three and nine month periods. SG&A expenses for the three and nine months ended June 30, 2013 were high because the Company did not have any operations during three and nine months ended June 30, 2013 and recorded all depreciation and amortization expenses in SG&A. During the three and nine months ended June 30, 2014, the Company allocated depreciation and amortization between SG&A and cost of goods sold.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the three and nine months ended June 30, 2014 and 2013, we expended $0, $8,372, $97,907 and $24,289, respectively, on research and development.  Research and development expenses have been particularly low in these periods as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

We believe that the future success of our business depends upon our ability to improve our production processes and develop other uses for Micro Nano Silicon.  To avoid product obsolescence, we will continue to monitor technological changes in our industry as well as users' demands for new products. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future.  Although we believe that Micro Nano Silicon can be utilized in a number of industries, there can be no assurance that we will gain market acceptance of our products in such industries.

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $621,571 and $2,081,506 for the three and nine months ended June 30, 2014, compared to $602,159 and $1,834,005 for the three and nine months ended June 30, 2013.  In all periods, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during three and nine months ended June 30, 2014 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $911,281 and $2,365,271 for the three and nine months ended June 30, 2014, an increase of 113% and 110% compared to the same periods ended June 30, 2013, as the loans taken to fund the development of our new facility increased our finance charges.

Two events contributed to Other Income in the three and nine months ended June 30, 2013, but were not replicated in 2014:

•	During the nine months ended June 30, 2013, the Company received a subsidy of $224,426 from its local government to compensate for land occupied and used by the local government.

•
In March and June 2010 we sold 4 million series B warrants. The warrants permitted the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the warrants were subject to down-round protection provision in their terms, the fair value of the warrants was recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculated the fair value of the warrants using the Black-Scholes model, and recorded any increase or decrease in that fair value as other income or other expense. All of the warrants had expired by September 30, 2013. We recorded gains of $249 and $363,958 for the three and nine months ended June 30, 2013.  We recorded it as unrealized gain from changes in fair value of derivative liabilities in our Statements of Operations as “other income”

Net Loss

Due, primarily, to our gross loss and interest expense, we incurred a net loss of $1,529,920 and $4,440,454 for the three and nine months ended June 30, 2014, compared to net loss of $1,029,283 and $2,369,686 for the three and nine months ended June 30, 2013.   Once we fully launch our flame retardant additive product line, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize income from operations in future periods.

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

During the three months ended June 30, 2014 we completed the following financing transactions: we borrowed $1,624,000 from individuals during June 2014. We used the proceeds of the financing to pay the short-term bank loans of $1,624,000 that were due on July 1, 2014. At the end of the quarter our cash position had increased by $1.7 million from the end of the second quarter on March 31, 2014.

As a result of recent financing activities, at June 30, 2014 our cash and cash equivalents totaled $2,006,597.  Because the third quarter financing was entirely short-term debt, and because of our operating loss, our working capital has decreased as shown below:

	June 30, 2014	September 30, 2013

Total current assets	$3,132,952	$1,326,591
Total current liabilities	17,383,285	14,571,249
Working capital (deficiency)	$(14,250,333)	$(13,244,658)

As of June 30, 2014, we had a working capital deficiency of $14,250,333, representing an increase of $1,005,675 in the deficit during the nine months ended June 30, 2014.  Our current assets on June 30, 2014 were only $3,132,952, of which only $2,836,720 were liquid.   Our current liabilities are primarily composed of short term loans totaling $10,611,216, short term related parties payables totaling $3,336,737 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $2,276,036 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, in their report on our financial statements for the year ended September 30, 2013, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

The following tables summarize our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$3,336,737	$3,336,737	$-	$-	$-
Loan payable to unrelated parties	17,765,448	12,887,252	4,878,196	-	-
Total contractual obligations	$21,102,185	$16,223,989	$4,878,196	$-	$-

Our operations used $3,182,788 in cash during the nine months ended June 30, 2014. Our use of cash fell short of our net loss of $4,440,454, as the net loss included depreciation and amortization expense of $1,112,307 and imputed interest of $148,001.

Our operations used $1,750,863in cash during the nine months ended June 30, 2013. Our use of cash fell short of our net loss of $2,369,686, as net loss included depreciation and amortization expense of $1,090,947, although it was also swelled by other income of $363,958 that we recorded by reason of the decrease in the fair value of our warrant liabilities.  Because the warrant liabilities expired in September 2013, the warrant liabilities will not have any effect on our net income in the future.  As a result, our net income in the future will generally be less than the cash provided by our operations, although occasional events may alter that relationship.

For the nine months ended June 30, 2014 and 2013, we used $294,912 and $67,611in investing activities consisting of additions to property and equipment.

As discussed above, our financing activities in the nine months ended June 30, 2014 included proceeds of $5,288,223 from short-term loans and proceeds from long term loans of $3,711,343.  From those proceeds, we used $3,582,616 to repay a portion of the sums we borrowed from related parties.

Our financing activities in the nine months ended June 30, 2013 include $53,713 of proceeds from short term loans and $278,531of repayment to long term loans. We also borrowed $2,166,664 from related parties during that period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the third quarter of fiscal 2014.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2014.

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

American Nano Silicon Technologies, Inc.
Date : August 14, 2014	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer