Form 10-K
period 2014-09-30
American Nano Silicon Technologies, Inc.
filed 2015-01-07
CIK 1415917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of January 6, 2015, 46,917,445 shares of common stock, par value $.0001 per share, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2014, the last business day of the Company's second fiscal quarter, was $1,615,873 (20,198,412 shares of common stock held by non-affiliates) based upon the closing price of $.08 as quoted by OTCQB on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates.

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

ITEM 1.   DESCRIPTION OF BUSINESS

We are a nano-technology chemical manufacturer. We manufacture and market “Micro Nano Silicon™,” our proprietary product, in China. Micro Nano Silicon is an ultra fine crystal that can be utilized as a non-phosphorous additive in detergents, as an accelerant additive in cement, as a flame retardant additive in rubber and plastics and as a pigment for paint. Micro Nano Silicon can replicate the chemical additives that are utilized in these products, but is less expensive and more environmentally friendly than competitive products. We are in the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic  industries. We have entered into a joint research and development agreement with certain individuals affiliated with Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

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

Our first non-sample deliveries of the new flame retardant product were made in February 2013, as we signed a contract to provide a single customer 2,000 tons of the product for use in electric cable  Although we started to fulfill the contract in 2013, only a small portion of the  order has been completed.  The customer's need for the product decreased, even though we lowered the price lowered to 4,900 yuan ($796)/ton from 5,600 yuan ($910)/ton. Because this lower demand for low-cost flame retardant has affected our entire market, we are in the process of developing high-end retardant products together with a PhD who graduated  from the Southwest University of Science Technology.

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

Currently, halogenated products have a 90% share of the flame retardant additive market. In early 2000, the Chinese government banned the use of halogenated additives in certain rubber and plastic products.  Accordingly, management believes that environmental concerns will cause a market shift to non-halogenated flame retardant additives, such as Micro Nano Silicon. According to baike.baidu.com, in 2009, the annual global production of plastic material was over 300 million tons with an annual demand for flame retardant additives in excess of 24 million tons. We commenced limited production of Micro Nano Silicon as a flame retardant additive on January 2, 2012.  During that year we delivered sample quantities to potential customers, and spent 2012 revising our manufacturing systems in response to customer feedback.  At the end of 2012 we executed a contract to deliver 2,000 tons of flame retardant additives per year to a customer who pays us $868 per ton.  We commenced manufacturing for that order at the end of January 2013 and delivered some products to the customer during the year ended September 30, 2013. We recorded $177,949 of revenue from flame retardant additives during the year ended September 30, 2014, the remainder $1,585,127 of our revenue was related to our detergent additive. The reason for our low revenue from flame retardant additives is due to the downturn of the market. The Company stopped selling this low-end product due to low demand and lower price of the product.

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

According to "China Industry Detergent Product" 2010 volume number 2, the worldwide annual demand for non-phosphorous additives for detergents and washing products is in excess of one million tons and in excess of 300,000 tons in China. In 2009 worldwide revenue from sales of household detergents was in excess of $64 billion, of which $3.6 billion was attributable to China. In China the revenue generated from the sale of non-phosphorous detergents has grown at a compounded annual growth rate of 22% for the period from 2005 to 2010 to $2.4 billion and in excess of 26 billion tons. According to IBISWorld, Revenue for the Soap, Washing Powder and Synthetic Detergent Manufacturing industry in China has been increasing at an average annualized rate of 8.1% over the past five years. In 2014, industry revenue is expected to grow 3.8% to $28.2 billion in 2014.

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

Because of the opportunities presented by the market for flame retardant additives, and because of the superior margins that we can achieve selling flame retardant additive, we suspended our production of the detergent additive for two years.  We are now in the process of rebuilding our market for the detergent additive. During fiscal year 2014 we obtained $1,585,127 in revenue from the sale of the detergent additive, primarily as a raw material for other detergent manufacturers, but also as a complete detergent product in limited quantities that we made to order.

Accelerator additive for cement

Per “Global Construction 2025, a global forecast for the construction industry to 2025” published by Global Construction Perspectives and Oxford Economics, China overtook the US as the world’s largest construction market in 2010 and accounted for 18% of total global construction in 2012.  China’s construction market is estimated to grow to $2.5 trillion by 2020. In addition, the number of cement production plants and concrete production facilities has continued to increase.  It is estimated that the production of concrete will increase by 10% each year over the next 10 years.  However, energy consumption in China’s cement production industry is approximately 15% higher than the average level of energy utilized in the cement production industry in the United States and other western countries. Cement accelerators speed the cure time of cement and enables concrete to be placed in the winter without the concern for frost damage.  As an accelerator agent Micro Nano Silicon can be utilized in a chemical rotary kiln to lower production costs as compared to more expensive lime rotary kilns. The Chinese government has announced a goal to reduce energy consumption by 20%.

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

●
Research and development effort:  Our immediate focus will be on developing advanced flame retardant products, which would allow us to enter markets in China now dominated by imports.  When resources permit, we intent to reinitiate the process of developing additional uses for Micro Nano Silicon for the petrochemical, plastic, rubber, paint and ceramic industries. We have entered into a joint research and development agreement with certain individuals affiliated with Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities.

●
Increase sales force and distribution channels:  We distribute Micro Nano Silicon primarily through direct sales force and distributors. We intend to increase our sales force in order to establish additional distribution relationships to increase our distribution network and the availability of our products throughout China.

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

(1) Includes 30% of Chunfei Chemicals owned by Pu Fachun, Zhang Qiwei and Jianbo Liu for the benefit of Nanchong Chunfei.

(2) Includes 5% of Hedi Medicines owned by Pu Fachun for the benefit of Chunfei Chemicals.

Research and Development

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filitering technology and the production processes for our products.

During fiscal year 2014, we spent $97,887 on research and development. During fiscal year 2013, we expended $55,698 on research and development.

We have entered into cooperative research and development agreements with certain individuals affiliated with Southwest University of Science and Technology’s Department of Material Science and Engineering to assist us in our research and development activities. These cooperative agreements allow us to tap into the innovative process without having to expend up front capital toward the development.

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

Employees

We have approximately 130 full-time employees. The breakdown of our employees is as follows:

Production Line	36
Quality Control and Workshop	15
Foreman/Production Line managers	8
Engineers	18
Warehouse	4
Cooks/Cleaners/Guards	8
Senior Management	7
Office Administrators	15
Accounting	7
Sales and Marketing	12

Total	130

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

For the year ended September 30, 2013, two customers,Sichuan Minzhong Daily Chemical Products Company and Shanghai Xusen Flame Retardant Additive Company, accounted for 64.8% and 13.4% of total sales. For the year ended September 30, 2014, two customers, Sichuan Minzhong Daily Chemical Products Company and Nice Group Chendu Branch, accounted for 61% and 16.8% of total sales.

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

As shown in the accompanying financial statements, the Company has negative cash flow for the years ended September 30, 2014 and 2013, and at September 30, 2014 the Company’s current liabilities exceeded its current assets by $14.8 million.  In addition, approximately $14.8 million of the Company’s loans will be due in 2015.  The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012 in its new facilities, but did not generate significant revenue until the fourth quarter of fiscal 2013, and is still operating at a low level of production. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. The Company’s largest shareholder and President, Mr. Pu Fachun, has the intention to continue providing necessary funding for the Company’s normal operations. It is not certain, however, that he will be able to provide sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have rapidly and significantly expanded our business and we will endeavor to further expand our business. Our recent and anticipated growth is expected to place a significant strain on our managerial, operational, and financial resources. To manage our potential growth, we must implement and improve our operational and financial systems and to expand, train, and manage our employee base. We cannot assure you that our systems, procedures, or controls will be adequate to support our operations. Our inability to effectively manage growth, if any, could harm our business.

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

Period	High	Low
Quarter Ended December 31, 2012	$0.03	$0.03
Quarter Ended March 31, 2013	$0.01	$0.01
Quarter Ended June 30, 2013	$0.07	$0.07
Quarter Ended September 30, 2013	$0.08	$0.07

Quarter Ended December 31, 2013	$0.08	$0.08
Quarter Ended March 31, 2014	$0.08	$0.08
Quarter Ended June 30, 2014	$0.08	$0.08
Quarter Ended September 30, 2014	$0.08	$0.08

(b) Shareholders

On December 29, 2014 there were approximately 1,121 holders of record of our common stock.

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

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and during calendar year 2012  conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, so during 2013 we initiated efforts to market a relatively low-cost flame retardant to the electric cable industry.  We discovered, however, that demand by the cable industry for our product disappeared at our price point, and so we were forced to sell an unprofitable prices. During fiscal year 2014, therefore, we terminated sales of the flame retardant. We are now conducting research and development aimed at production of a high-end flame retardant additive that has unit price ranging from 65% to 106% higher than the product we offered to the cable industry.

During 2014, the Company resumed full operation of Micro Nano Silicon™  During the year ended September 30, 2014, the Company recorded $1,496,389 of revenue from Micro Nano Silicon™, $177,949 of revenue from flame retardant additive, the remainder of our revenue was related to our detergent.

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

When reviewing our consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying consolidated financial statements for the year ended September 30, 2014, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

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

•
Our determination described in Note 2 to the consolidated financial statements and quantified in Note 2 to record a $3,422,352 impairment loss.  The impairment loss was recorded because the local government levied the land on which the Company’s facilities were previously located. The local government will give the Company certain compensation that has not been decided yet.

Results of Operations

Revenues

Our revenues increased by 121% or $964,686 from $798,390 for the year ended September 30, 2013 to $1,763,076 for the year ended September 30, 2014. The significant increase in revenue is primarily because the Company started partial operations in January 2013 and gradually to resume the full operation of Micro Nano Silicon™ during 2014. The Company expects to have significant revenue during the fiscal year 2015.

During the year ended September 30, 2014 and 2013, the Company recorded $177,949 and $200,273 revenue from flame retardant additive; $1,496,389 and $538,588 revenue from the sale of Micro Nano Silicon™; $88,738 and $59,529 revenue from the sale of detergent, respectively.

Gross Loss

Our factory has a production capacity of 10 million tons.  During fiscal 2014 we only resumed full operation in the production of Micro Nano Silicon™. As a result of this failure to utilize the capacity of our facilities, our operations are very inefficient.  Our gross loss for the years ended September 30, 2014 and 2013, therefore, were negative $1,424,175 and $1,310,527, respectively.  We will continue to operate at an unprofitable level until we secure sufficient working capital to enable us to approach full production.

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

Our SG&A expenses for the years ended September 30, 2014 and 2013 were $1,175,504 and $1,368,670 respectively. The decrease in SG&A expenses from fiscal year 2014 to fiscal year 2013 was mainly due to our partial operations in  2013, we recorded salary expense and all depreciation and amortization expenses in selling, general and administrative expense; we allocated salary expenses, depreciation and amortization  into cost of goods sold since we resume full operation during 2014.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the years ended September 30, 2014 and 2013, we expended $97,887 and $55,698, respectively, on research and development.

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

Impairment of property, plant and equipment

During the year ended September 30, 2013, the Company revalued the long-lived assets in our old facility for impairment and recognized an impairment loss from property, plant and equipment of $3,422,352. The impairment loss was recorded because the local government cancelled our right to use the land on which some of the Company’s prior facilities were located. The local government will give the Company certain compensation that has not been decided yet. There is no impairment loss incurred for the year ended September 30, 2014.

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $2,697,566 and $6,157,247 for the years ended September 30, 2014 and 2013, respectively.  In both years, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during fiscal year 2014 and 2013 were interest expense of $3,281,848 and $1,249,983 relating to loans from banks and other lenders, and imputed and accrued interest expenses of $433,820 and $473,194 relating to loans from related parties respectively.  Our interest expense was much higher in fiscal 2014 than 2013, as we secured additional institutional loans during the year.

Two events contributed to Other Income in year ended September 30, 2013, but were not replicated in 2014:

•	During the year ended September 30, 2013, the Company received a subsidy of $219,707 from its local government to compensate for land occupied and used by the local government.

•
In March and June 2010 we sold 4 million series B warrants. The warrants permitted the investors to buy additional common shares at the prices specified in the warrant agreements.  Because the warrants were subject to down-round protection provision in their terms, the fair value of the warrants was recorded as warrant liabilities on our balance sheet.  At the end of each quarter, we re-calculated the fair value of the warrants using the Black-Scholes model, and recorded any increase or decrease in that fair value as other income or other expense. All of the warrants had expired by September 30, 2013. We recorded gains of $363,958 for the year ended September 30, 2013.  We recorded it as unrealized gain from changes in fair value of derivative liabilities in our Statements of Operations as “other income”

 Net Loss

Primarily due to our gross loss, interest expenses and the impairment charge, we incurred a net loss of $6,367,364 and $7,172,094 for the years ended September 30, 2014 and 2013, respectively.  Once we start to market our high-end flame retardant additive, , we believe that the top line benefits will more than compensate for the increased expenses, and we will realize more income from operations in future periods.

Liquidity and Capital Resources

	As of September 30,
	2014	2013
Total current assets	$1,415,608	$1,326,591
Total current liabilities	16,255,939	14,571,249
Working capital deficiency	$(14,840,331)	$(13,244,658)

At September 30, 2014 we had a working capital deficiency of $14,840,331, representing an increase of $1,595,673 in the deficit during the fiscal year 2014.  Our current assets on September 30, 2014 were only $1,415,608, of which only $1,071,630 were liquid.   Our current liabilities are primarily composed of short term loans totaling $10,096,451, short term related parties payables totaling $3,165,014 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $1,508,465 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report included in this Annual Report.

The Company completed construction of its new plant in January 2012, with the exception of one production line, but did not reach a significant level of production until year 2014. We expect our affiliate companies will continue to lend the money needed to sustain us through this transition period. Also, we will look for financing from local banks and third parties. However, we do not have any commitments from them. If we are not able to obtain sufficient funds to operate our business, we will not generate sufficient cash flow to repay our short term liabilities.

The following tables summarize our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$3,165,014	$3,165,014	$ -	$—	$—
Loan payable to unrelated parties	16,371,387	11,604,916	4,766,471	—	—
Total contractual obligations	$19,536,401	$14,769,930	$4,766,471	$—	$—

For the year ended September 30, 2014, our operation used $4,497,351 in cash. This was less than our net loss of $6,367,364 because our net loss included $1,494,180 expenses recorded due to depreciation and amortization and $166,198 of imputed interest expense for non interest bearing related party loans.  In addition, we reduced inventory by $32,697 and reduced advances to suppliers by $151,967, which offset a $239,696 increase in accounts receivable.

For the year ended September 30, 2013, our operations used $2,946,523 in cash. This was approximately equal to our operating loss, net of the $3,422,352 expense recorded due to impairment of property, plant and equipment.

We received proceeds of $189,251from disposal of property, plant and equipment and used $314,411 in making additions to property and equipment and construction in progress during the year ended September 30, 2014.  We used $1,504,616 in investing activities, all of which was attributable to additions to property and equipment and construction in progress for the year ended September 30, 2013.

To fund the cash used in operations as well as a $3,756,278 reduction in the balances of our related party loans, we received the proceeds of short term loans of $5,578,258 and long-term loans of $2,824,488 during the year ended September 30, 2014. During the prior year, we received the proceeds of related parties loans of $1,670,957 the proceeds from short term loans of $2,203,873 and the proceeds from long term loan of $586,100.

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

We have audited the accompanying consolidated balance sheet of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nano Silicon Technologies, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current liabilities exceed its current assets by $14.8  million at September 30, 2014. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of its loans.  In addition, the Company has suffered negative cash flows for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.
Hackensack, New Jersey January 6, 2015

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$97,233	$75,901
Accounts receivable, net	577,303	338,312
Inventory, net of reserve	397,094	433,811
Advance payments	137,575	289,368
Prepaid expense and other receivables	136,235	66,042
Prepaid value-added tax	70,168	123,157
Total Current Assets	1,415,608	1,326,591

Property, plant and equipment, net	20,545,631	22,786,880

Other assets:
Land use rights, net	986,449	1,013,848
Total other assets	986,449	1,013,848

Total Assets	$22,947,688	$25,127,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$234,686	$187,605
Short term loans	10,096,451	5,345,800
Taxes payable	114,435	55,926
Due to related parties-current portion	3,165,014	5,500,997
Long term loans-current portion	1,508,465	2,438,187
Accrued expenses and other payables	1,136,888	1,042,734

Total Current Liabilities	16,255,939	14,571,249

Long-term liabilities
Long term loans	4,766,471	1,020,224
Due to related parties	-	1,415,868
Total Long Term Liabilities	4,766,471	2,436,092

Total Liabilities	21,022,410	17,007,341

Commitment and Contingencies

Stockholders' Equity

Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of September 30, 2014 and 2013, respectively	4,692	4,692
Additional paid-in-capital	14,640,456	14,474,258
Accumulated other comprehensive income	2,297,685	2,291,219
Accumulated deficit	(15,017,555)	(8,650,191)
Total Stockholders' Equity	1,925,278	8,119,978

Total Liabilities and Stockholders' Equity	$22,947,688	$25,127,319

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	September 30,
	2014	2013

Revenues	$1,763,076	$798,390

Cost of Goods Sold	3,187,251	2,108,917

Gross Loss	(1,424,175)	(1,310,527)

Operating Expenses
Research and development expense	97,887	55,698
Selling, general and administrative	1,175,504	1,368,670
Impairment of property, plant and equipment	-	3,422,352
Total operating expense	1,273,391	4,846,720

Loss from operations	(2,697,566)	(6,157,247)

Other Income( Expense)
Interest expense - related party	(433,820)	(473,194)
Interest expense, net	(3,281,848)	(1,249,983)
Change in fair value of derivative liabilities	-	363,958
Other income	46,011	229,346
Total other income(expense)	(3,669,657)	(1,129,873)

Loss Before Income Taxes	(6,367,223)	(7,287,120)

Provision(Credit) for Income Taxes	141	(115,026)

Net Loss	(6,367,364)	(7,172,094)
Other Comprehensive Loss
Foreign currency translation adjustment	6,466	236,504
Comprehensive Loss	$(6,360,898)	$(6,935,590)

Loss per common share
Basic and diluted	$(0.14)	$(0.18)

Weighted average number of common shares
Basic and diluted	46,917,445	39,407,719

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					(Accumulated deficit)
	Common Stock			Accumulated Other		Total
	par value $.0001		Additional	Comprehensive	Retained	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Equity

Balance at September 30, 2012	39,061,840	$3,906	$13,689,967	$2,054,715	$(1,478,097)	$14,270,491
						-
Sale of common stock-related party	6,000,000	600	479,400			480,000
Net loss					(7,172,094)	(7,172,094)
Stock issued for penalty on stock purchase	1,855,605	186	(186)			-
Imputed interest for non interest bearing related party loans			305,077			305,077
Foreign currency translation adjustments				236,504		236,504

Balance at September 30, 2013	46,917,445	4,692	14,474,258	2,291,219	(8,650,191)	8,119,978

Net loss					(6,367,364)	(6,367,364)
Imputed interest for non interest bearing related party loans			166,198			166,198
Foreign currency translation adjustments				6,466		6,466

Balance at September 30, 2014	46,917,445	$4,692	$14,640,456	$2,297,685	$(15,017,555)	$1,925,278

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(6,367,364)	$(7,172,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory markdown	3,865	54,218
Provision(recovery) for Bad debt	(38,274)	37,671
Change in fair value of derivative liabilities	-	(363,958)
Depreciation and amortization	1,494,180	1,459,405
Imputed interest expense for non interest bearing related party loans	166,198	305,077
Impairment of property, plant and equipment	-	3,422,352
Loss from disposal of property, plant and equipment	77,307	-
Changes in operating assets and liabilities:
Accounts receivable	(239,696)	(321,845)
Inventory	32,697	(233,937)
Advances to suppliers	151,967	(256,019)
Prepaid expense and other receivables	(32,108)	(78,735)
Prepaid value-added tax	53,038	(69,850)
Accounts payable	47,285	(218,309)
Taxes payable	58,668	(117,386)
Accrued expenses and other payables	94,886	606,887
Cash used in operating activities	(4,497,351)	(2,946,523)

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	189,251	-
Additions to property and equipment	(314,411)	(1,504,616)
Cash used in investing activities	(125,160)	(1,504,616)

Cash Flows From Financing Activities
Proceeds (repayment) of related parties loans, net	(3,756,278)	1,670,957
Proceeds from short term loans, net	5,578,258	2,203,873
Proceeds of long term loans, net	2,824,498	586,100
Cash provided by financing activities	4,646,478	4,460,930

Effect of exchange rate changes on cash and cash equivalents	(2,635)	9,449

Increase in cash and cash equivalents	21,332	19,240

Cash and Cash Equivalents - Beginning of the year	75,901	56,661

Cash and Cash Equivalents - End of the year	$97,233	$75,901

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$3,226,389	$1,194,691
Income tax	$-	$166
Non-cash investing and financing activities:
Common stock issued for loan settlement	$-	$480,000

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company had negative cash flows from operations for the year ended September 30, 2014 and the Company’s current liabilities exceed its current assets by $14.8 million at September 30, 2014. The Company suspended manufacturing operations in May 2011 as part of an effort to relocate the production facilities. The Company resumed limited production on January 2, 2012. The current cash and inventory level will not be sufficient to support the Company’s resumption of its normal operations and repayments of its loans. In addition, the Company has suffered negative cash flows for the past two years.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that the affiliate companies owned by the Company’s largest shareholder and President, Mr. Pu Fachun, will continue providing necessary funding for the Company’s normal operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 method to measure fair value of its derivative warrant liability (see note 10). The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recognized an impairment loss of $0 and $3,422,352 for the years ended September 30, 2014 and 2013, respectively.

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

Shipping and handling

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $87,741  and $43,346 for the years ended September 30, 2014 and 2013, respectively.

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

Value added tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The Company had value added tax recoverable of $70,168 and $123,157 as of September 30, 2014 and 2013, respectively.

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

September 30, 2014
Balance sheet	RMB 6.1534 to US$1.00
Statement of operations and comprehensive loss	RMB 6.1400 to US$1.00

September 30, 2013
Balance sheet	RMB 6.1501 to US$1.00
Statement of operations and comprehensive loss	RMB 6.2383 to US$1.00

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Comprehensive Income (Loss).

Note 3 – INVENTORY

The inventory consists of the following:

	September 30, 2013	September 30, 2012
Raw materials	$125,338	$128,669
Packing supplies	70,126	40,393
Work-in-process	75,199	60,032
Finished goods	126,431	204,717
Total	$397,094	$433,811

The Company recorded inventory markdown allowance of $3,865 and $54,218 for the year ended September 30, 2014 and 2013 respectively.

Note 4–PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consisted of the following:

	September 30, 2014	September 30, 2013

Machinery & Equipment	$9,854,564	$9,255,914
Plant & Buildings	16,217,990	16,226,794
Sub total	26,072,554	25,482,708

Less: Accumulated Depreciation	(5,616,396)	(4,255,928)
Add: Construction in Process	89,473	1,560,100

Property, Plant and Equipment	$20,545,631	$22,786,880

Depreciation expense for the years ended September 30, 2014 and 2013 was $1,467,271 and $1,432,921, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company periodically borrows money from its shareholders and other related parties to finance the operations.  The details of loans from shareholders and related parties are as follows:

	September 30, 2014	September 30, 2013
Short term:
Short term loan from Sichuan Chunfei Real Estate	$1,212,670	$856,163
Short term loan from Sichuan Chunfei Daily Chemical	755,759	364,723
Short term loan from Mr.Pu Fachun	1,133,694	1,649,040
Short-term loan to Sichuan Lamate Technology Co.Ltd.	-	2,614,811
Short term loan from Sichuan Shubei Feed Co.Ltd.	62,891	16,260

	$3,165,014	$5,500,997
Long term:
Loan From Mr.Pu Fachun	-	1,415,868
	$-	$1,415,868

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

The Company recorded imputed interest at 6% per annum and recorded $166,198 and $$305,077 for non-interest bearing related party loans for the years ended September 30, 2014 and 2013, respectively.

Interest expense for interest-bearing related party loans was $267,622 and $168,117 for the years ended September 30, 2014 and 2013, respectively.

The following table summary related party loans with interest and non interest:

	Non interest bearing	Bearing interest from 0.9%-4% per month
Short term loan	$1,239,249	$1,925,765
Long term loan	-	-
	$1,239,249	$1,925,765

NOTE 6 - LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the Right to use the land on which its facilities are located for 50 years and amortizes the Right on a straight-line basis over the period of 50 years. As of September 30, 2014 and 2013, intangible assets consisted of the following:

	September 30, 2014	September 30, 2013
Land use rights	$1,201,539	$1,202,191
Less: accumulated amortization	(215,090)	(188,343)

	$986,449	$1,013,848

The amortization expense for the years ended September 30, 2014 and 2013 was $26,909 and $26,485, respectively.

NOTE 7 – SHORT TERM AND LONG-TERM LOANS

The short term and long-term loans include the following:

	September 30, 2014	September 30, 2013
a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$650,047	$650,400

b) Loan payable to Nanchong Commercial Bank due on January 24, 2014, which was paid in full in January 2014, at fixed interest rate of 6.6% per annum, guaranteed by a third party	-	813,000

c) Loan payable to Nanchong Commercial Bank, due on March 7, 2015 and July 23, 2015, at a fixed interest rate of 6.9%, guaranteed by a third party	1,625,118	-

d) Loan payable to Nanchong Commercial Bank due on July 1, 2014, at fixed interest rate of 6.6% per annum, guaranteed by third parties. The loan was paid in full on July 1, 2014.	-	813,000

e) Loan payable to Bank of Communications due on July 1, 2014, at floating interest rate, guaranteed by third parties, Mr. Fu Fachun, Zhang Xuchu and Feng Ting, Hedi Medicines. The loan was paid in full on July 1, 2014.	-	813,000

f) Loan payable to Bank of Communications due on July 23, 2015, at an interest rate of 7.8% per annum and guaranteed by a third party and Mr. Pu, Chairman and CEO of the Company.	812,559

g) Individual loans from unrelated parties, which are due on demand and bearing a weighted average interest rate of 3.56% per month	7,008,727	2,256,400

Total Short Term Loans	$10,096,451	$5,345,800

a) Individual loans from unrelated parties bearing a weighted average interest rate of 2.79% per month.	1,462,094	3,358,411

b) Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended (See note 11)	100,000	100,000

c)Loan payable to Jialing Rural Credit Cooperative Union due on December 19, 2015 at a interest rate of 10.764% per annum, secured by Chunfei Chemical’s real property and Chunfei Real Estate’s real property	4,712,842	-

Less: current portion of long term loans	(1,508,465)	(2,438,187)

Total Long Term Loans	$4,766,471	$1,020,224

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans The Company recorded interest expense of $3,281,848 and $1,250,266 for the years ended September 30, 2014 and 2013, respectively.

NOTE 8 – INCOME TAXES

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which mandates a corporate income tax rate of 25%.  Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar year 2012.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended September 30, 2014 and 2013:

	For the years ended September 30
	2014	2013
US statutory income tax rate	35%	35%
Non-taxable item in US	0%	-2%
Change in valuation allowance - US	-35%	-33%
China income tax statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Prior period tax adjustment	0%	-1.6%
Effective rate	0%	-1.6%

As of September 30, 2014 net operating loss carry forwards for United States and China income tax purposes amounted to $2.5 million and $16.5 million, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2034 for U.S tax purposes and 2019 through 2020 for China income tax purposes. Management believes that the realization in the U.S. of the benefits arising from these losses appear to be uncertain due to the Company's business operations being primarily conducted in China and foreign income not recognized in the United States for United States income tax purposes. It is also uncertain that it is more likely that not that the China business operation will have income taxable in China. Accordingly, the Company has provided a 100% valuation allowance as of September 30, 2014 and 2013, respectively for the temporary difference related to the loss carry-forwards.

 The following table reconciles the changes of deferred tax asset for the years ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
United States:
Deferred tax asset from loss carry-forward-Beginning	$855,292	$836,543
Addition: loss carry-forward	17,567	18,749
Valuation allowance-Beginning	(855,292)	(836,543)
Addition: Valuation allowance	(17,567)	(18,749)

Deferred tax asset-net	$-	$-

China:
Deferred tax asset from loss carry forward-Beginning	$2,084,623	$185,246
Addition: loss carry-forward	1,579,258	1,899,377
Valuation allowance-Beginning	(2,084,623)	(185,246
Addition: Valuation allowance	(1,579,258)	(1,899,377)

Deferred tax asset-net	$-	$-

The Company’s open tax years for its U.S. federal and state income tax returns are for the tax years after 2010. These tax returns are subject to examination by the tax authorities.

NOTE 9 – CONCENTRATION OF RISKS

For the year ended September 30, 2013, two customers accounted for 64.8% and 13.4% of total sales.

For the year ended September 30, 2014, two customers accounted for 61% and 16.8% of total sales.

None of the customers mentioned above is a related party to the Company.

NOTE 10 – WARRANT LIABILITIES

In March and June 2010, the Company issued 4,200,000 shares of common stock and Warrants to purchase 4,000,000 shares of Common Stock (Series B Warrants) to three accredited institutional funds and an accredited investor for $2,000,000.

The Company concluded  that the Series B Warrants  should be treated as derivative liabilities because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision.  The Company uses Level 3 inputs to measure fair value of its warrant liability.

The Company's warrant liability accounts were as follows:

Opening balance	$363,958
Issued in the year ended September 30, 2013	-
Change in warrant liabilities	(363,958)
Exercised in the year ended September 30, 2013	-
Closing balance, September 30, 2013	$-

As of September 30, 2013, 4,000,000 warrants have expired and none were exercised.

NOTE 11 – STOCKHOLDERS’ EQUITY

On September 18, 2013, the Company issued six million shares of common stock to Mr.Pu Fachun, CEO of the Company,  at a price of approximately $0.08 per share.  The shares were issued in satisfaction of  loans from Mr. Pu Fachun.

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

A: Earnings Per Share

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended September 30 , 2014 and 2013:

	2014	2013
Net income (loss) for basic and diluted earnings (loss) per share	$(6,367,364)	$(7,172,094)
Weighted average shares used in basic and diluted computation	46,917,445	39,407,719

Earnings (loss) per share: Basic and diluted	$(0.14)	$(0.18)

B. Option exercise

As of September 30, 2014 and 2013, there are no options outstanding.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of May 1, 2008, the Company entered into indefinite employment agreements with Pu Fachun and Zhang Cha+nglong.  The agreements provide for an annual salary of $10,000 to Mr. Pu and an annual salary of $7,500 to Mr. Zhang.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2014. That evaluation revealed that the lack of expertise in U.S. accounting principles among the personnel in our Chinese headquarters created a material weakness in our disclosure control and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such controls and procedures were not effective.

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

(c)             Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Sichuan in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of accounting personnel who are trained in U.S. accounting principles could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Because of the above material weaknesses, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2014.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position
Pu Fachun	60	CEO, CFO, President
Zhang Qiwei	43	Director
Zhang Changlong	59	Director
Robert J. Fanella	64	Independent Director
He Ping	42	Independent Director
Lü Shuming	71	Independent Director
Liu Dechun	39	Independent Director

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

Robert J. Fanella.  Mr. Fanella, CPA, was appointed as an independent director and Audit Committee Chairman  in April 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.   In addition, from April, 2011 to March 2012, Mr. Fanella served as CFO for ARCIS Resources Corporation (OTC Pink: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc., a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for China YCT International Group, Inc (OTCQB: CYIG).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant (CPA) in Illinois.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2014, except that none of the directors other than Pu Fachun has filed a Form 3.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer and Chief Financial Officer, Pu Fachun There was no officer of the Company whose salary and bonus for services rendered during the year ended September 30, 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Pu Fachun	2014	$10,000	--	--	--	--
	2013	$10,000	--	--	--	--
	2012	$10,000	--	--	--	--

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended September 30, 2014 and those options held by him on September 30, 2014.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Pu Fachun	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2014 and held by him unvested at September 30, 2014.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Pu Fachun	--	--

The following table summarizes the total compensation earned by all non-employee Directors during the 2014 fiscal year:

Director Summary Compensation for FY 2014

The following table summarizes the compensation paid during the fiscal year ended September 30, 2014 to each of our non-employee directors.

Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)		Total ($)
Robert J. Fanella	$-	$-	(1)	$-
He Ping	$5,000			$5,000
Lü Shuming	$5,000			$5,000
Liu Dechun	$5,000			$5,000

(1)     The Company has, to date, failed to compensate Mr. Fanella for services rendered during fiscal 2014 and 2013.  The Company intends to pay him $13,667, representing his contracted cash payment plus the current market value of the shares to which he is entitled.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

The Company periodically borrows money from its shareholders to finance operations.  The details of loans to/from related parties are as follows:

	September 30, 2014	September 30, 2013
Short term:
Short term loan from Sichuan Chunfei Real Estate	$1,212,670	$856,163
Short term loan from Sichuan Chunfei Daily Chemical	755,759	364,723
Short term loan from Mr.Pu Fachun	2,493,599	1,649,040
Short-term loan to Sichuan Lamate Technology Co.Ltd.	(1,359,906)	2,614,811
Short term loan from Sichuan Shubei Feed Co.Ltd.	62,892	16,260

	$3,165,014	$5,500,997
Long term:
Loan From Mr.Pu Fachun	-	1,415,868
	$-	$1,415,868

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Paritz & Company, P.A. for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2014  were $45,000. The aggregate fees billed for professional services rendered by Paritz & Company, P.A. for the audit of our annual financial statements and review of interim financial information for the fiscal year ended September 30, 2013 were $45,000.

Audit-Related Fees

Paritz & Company, P.A. did not render any audit-related services to us for the fiscal year ended September 30, 2014 and 2013.

Tax Fees

Paritz & Company, P.A. did not render any tax services to us for the fiscal year ended September 30, 2014 and 2013.

All Other Fees

Paritz & Company, P.A. did not render any other services to us for the fiscal year ended September 30, 2014 and 2013.

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

AMERICAN NANO SILICON TECHNOLOGIES, INC.

By:

/s/Pu Fachun
Pu Fachun
President

In accordance with the Exchange Act, this Report has been signed below on January 6, 2015 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Pu Fachun
Pu Fachun, Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

/s/ Zhang Qiwei
Zhang Qiwei,
Director

/s/ Zhang Changlong
Zhang Changlong,
Director

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ He Ping
He Ping
Director

/s/ Lü Shuming
Lü Shuming
Director

/s/ Liu Dechun
Liu Dechun
Director