Form 10-Q
period 2014-12-31
American Nano Silicon Technologies, Inc.
filed 2015-02-17
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File No. 0-52940

AMERICAN NANO SILICON TECHNOLOGIES, INC. (Name of Registrant in its Charter)

California	33-0726410
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

Nanchong Shili Industrial Street, Economic and Technology Development Zone, Xiaolong Chunfei Industrial Park, Sichuan, P.R. China 637005
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

Common Voting Stock: 46,917,445 shares as of February 14, 2015

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,210	$97,233
Accounts receivable, net	593,796	577,303
Inventory, net of reserve	306,172	397,094
Advance payments	128,869	137,575
Prepaid expense and other receivables	124,275	136,235
Prepaid value-added tax	89,608	70,168
Total Current Assets	1,267,930	1,415,608

Property, plant and equipment, net	20,240,387	20,545,631

Other assets:
Land use rights, net	982,077	986,449
Total other assets	982,077	986,449

Total Assets	$22,490,394	$22,947,688

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$393,738	$234,686
Short term loans	10,900,166	10,096,451
Taxes payable	115,495	114,435
Due to related parties-current portion	3,131,488	3,165,014
Long term loans-current portion	6,237,573	1,508,465
Accrued expenses and other payables	1,121,308	1,136,888

Total Current Liabilities	21,899,768	16,255,939

Long-term liabilities
Long term loans	16,290	4,766,471
Total Long Term Liabilities	16,290	4,766,471

Total Liabilities	21,916,058	21,022,410

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of December 31, 2014 and September 30, 2014	4,692	4,692
Additional paid-in-capital	14,703,943	14,640,456
Accumulated other comprehensive income	2,302,948	2,297,685
Accumulated deficit	(16,437,247)	(15,017,555)
Total Stockholders' Equity	574,336	1,925,278

Total Liabilities and Stockholders' Equity	$22,490,394	$22,947,688

The accompanying notes are an integral part of these unaudited consolidated financial Statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	December 31,
	2014	2013

Revenues	$790,139	$345,870

Cost of Goods Sold	1,128,833	749,960

Gross Loss	(338,694)	(404,090)

Operating Expenses
Research and development expense	-	16,483
Selling, general and administrative expenses	264,483	244,668
Total operating expenses	264,483	261,151

Loss from operations	(603,177)	(665,241)

Other Income( Expense)
Interest expense - related party	(63,416)	(214,889)
Interest expense, net	(760,026)	(365,335)
Other income	6,927	1,977
Total other income(expense)	(816,515)	(578,247)

Loss Before Income Taxes	(1,419,692)	(1,243,488)

Provision(Credit) for Income Taxes	-	98

Net Loss	(1,419,692)	(1,243,586)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	5,263	47,868
Comprehensive Loss	$(1,414,429)	$(1,195,718)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares
Basic and diluted	46,917,445	46,917,445

The accompanying notes are an integral part of these unaudited consolidated financial Statements

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net Loss	$(1,419,692)	$(1,243,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory markdown	6,759	-
Depreciation and amortization	388,387	371,452
Imputed interest expense for non interest bearing related party loans	63,487	81,671
Changes in operating assets and liabilities:
Accounts receivable	(15,123)	25,408
Inventory	85,168	116,876
Advances to suppliers	9,039	6,952
Prepaid expense and other receivables	12,292	(32,313)
Prepaid value-added tax	(19,284)	10,570
Accounts payable	158,589	(19,441)
Taxes payable	786	(4,047)
Accrued expenses and other payables	(18,220)	(102,865)
Cash used in operating activities	(747,812)	(789,323)

Cash Flows From Investing Activities:
Additions to property and equipment	(27,112)	(165,775)

Cash used in investing activities	(27,112)	(165,775)

Cash Flows From Financing Activities
Proceeds (repayment) of related parties loans, net	(41,112)	466,697
Proceeds from short term loans, net	780,075	1,470,922
Repayment of long term loans, net	(35,846)	(527,906)
Cash provided by financing activities	703,117	1,409,713

Effect of exchange rate changes on cash and cash equivalents	(216)	1,595

Increase(decrease) in cash and cash equivalents	(72,023)	456,210

Cash and Cash Equivalents - Beginning of the period	97,233	75,901

Cash and Cash Equivalents - End of the period	$25,210	$532,111

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$696,778	$461,816
Income tax	$-	$97

The accompanying notes are an integral part of these unaudited consolidated financial Statements

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows for the three month periods ended December 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2015. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2014 as included in our Annual Report on Form 10-K.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, taxes payable, due to related parties, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable,  other payables and accrued expenses approximate their fair market value based on the short-term nature of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 820.

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

Value Added Tax

Value added tax is imposed on goods sold in or imported in the PRC. Value added tax payable in the People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The value added tax refundable for the Company as of December 31, 2014 and September 30, 2014 was $89,608 and $70,168, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of  accounts receivable, advances to suppliers and other receivables arising from its normal business activities. The Company does not require collateral or other security to support these receivables. The company routinely assesses the financial strength of its debtors and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts.

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

Asset and liability accounts at December 31, 2014 and September 30, 2014 were translated at 6.1385 RMB to $1.00 and at 6.1534 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the three months ended December 31, 2014 and 2013 were 6.1356 RMB and 6.1275 RMB to $1.00, respectively.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $20.6 million as of December 31, 2014. The current cash and inventory level will not be sufficient to support the Company’s  operations and repayments of the loans. In addition, the Company has suffered negative gross profit and negative cash flows from its operations for the past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, will continue to provide necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Inventory

The inventory as of December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014

Raw materials	$86,508	$125,338
Packing supplies	60,509	70,126
Work in process	52,218	75,199
Finished goods	106,937	126,431
Total	$306,172	$397,094

Note 5 – Related Party Transactions

The Company periodically borrows money from its shareholders to finance the operations.  These loans are all due on demand. The details of loans from related parties are as follows:

	December 31, 2014	September 30, 2014

Short term:
Sichuan Chunfei Real Estate	$1,135,787	$1,212,670
Sichuan Chunfei Daily Chemical	812,102	755,759
Sichuan Shubei Feed Co.Ltd.	63,042	62,891
Zhang, Qiwei, a shareholder	34,209	-
Pu Fachun, Chief Executive Officer	1,086,348	1,133,694
Total	$3,131,488	$3,165,014

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun.

The Company recorded imputed interest at 6% per annum and recorded $63,487 and $81,671 for non-interest bearing related party loans for the three months ended December 31, 2014 and 2013, respectively.

Interest accrued for interest-bearing related party loans was $34,556 for the three months ended December 31, 2014.

Interest expense for interest-bearing related party loans was $133,218 for the three months ended December 31, 2013.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarized related party loans with interest and non interest as of December 31, 2014:

	Non interest bearing	Bearing interest from 1%-3.5% per month
Short term loan	$2,512,468	$619,020
Long term loan	-	-
	$2,512,468	$619,020

Note 6 – Short Term Loans and Long Term Loans

The short term loans as of December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$651,600	$650,047

b)Loan payable to Nanchong Commercial Bank, due on March 7, 2015 and July 23, 2015, at a fixed interest rate of 6.9%, guaranteed by a third party	1,629,000	1,625,118

c)Loan payable to Bank of Communications due on July 23, 2015, at an interest rate of 7.8% per annum and guaranteed by a third party and Mr. Pu, Chairman and CEO of the Company	814,500	812,559

d) Individual loans from unrelated parties, which are due on demand and bearing a weighted average interest rate of 2.78% per month	7,805,066	7,008,727

Total Short Term Loans	$10,900,166	$10,096,451

a) Individual loans from unrelated parties bearing a weighted average interest rate of 2.74% per month	1,429,763*	1,462,094

b) Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended	100,000	100,000

c)Loan payable to Jialing Rural Credit Cooperative Union due on December 19, 2015 at a interest rate of 10.764% per annum, secured by Chunfei Chemical’s real property and Chunfei Real Estate’s real property	4,724,100	4,712,842

Less: current portion of long term loans	(6,237,573)	(1,508,465)

Total Long Term Loans	$16,290	$4,766,471

*Loans in the amount of $83,394 will be due from March 19, 2015 to April 13, 2016. Loans in the amount of $1,346,369 are due on demand.

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans. The Company recorded interest expense of $760,026 and 365,335 for the three months ended December 31, 2014 and 2013, respectively.

Note 7 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate. Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar 2012.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Income Taxes (Continued)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2014 and 2013:

	Three month Ended December 31
	2014	2013

US statutory income tax rate	35%	35%
Non-taxable item in US	0%	0%
Change in valuation allowance - US	-35%	-35%
China income tax statutory statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Effective rate	-	-

As of December 31, 2014, net operating loss carry forwards for United States and China income tax purposes amounted to $2.5 million and $18 million, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2034 for U.S tax purpose and 2019 to 2020 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income not being recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes in deferred tax asset for the three months ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
United States:
Deferred tax asset-beginning	$872,859	$855,293
Addition: loss carry-forward	2,351	2,514
Valuation allowance-beginning	(872,859)	(855,293)
Addition: valuation allowance	(2,351)	(2,514)
Deferred tax asset net	$-	$-

	December 31, 2014	December 31, 2013
China:
Deferred tax asset-beginning	$3,663,881	$2,084,623
Addition: loss carry-forward	353,244	309,077
Valuation allowance-beginning	(3,663,881)	(2,084,623)
Addition: valuation allowance	(353,244)	(309,077)
Deferred tax asset- net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2010. These tax returns are subject to examination by the tax authorities.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Concentration

For the three months ended December 31, 2014, two customers accounted for 52% and 40% of total sales, respectively.  For the three months ended December 31, 2013, three customers accounted for 67.7%, 12.8% % and 11.3% of total sales, respectively.

Note 9 – Commitment and Contingencies

LITIGATION

During the 2013 fiscal year, Jian Zhou, a shareholder, commenced a legal action against American Nano Silicon Technologies, Inc.  in the PRC. Mr. Zhou alleges that he is entitled to 857,142 shares of American Nano common stock in connection with the acquisition of Nanchong Chunfei by American Nano in 2007.  In response to the allegation, American Nano has asserted that all of the shares to which Mr. Zhou was entitled were issued to him. The trial court has dismissed Mr. Zhou’s claim, and he has appealed the dismissal to the court of appeals.

NOTE 10–SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued, and has determined that there was no material event that occurred subsequent to December 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors. Factors that might cause such forward-looking statements to prove inaccurate include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2014. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligation to update these forward-looking statements.

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

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and during calendar year 2012  conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, so during 2013 we initiated efforts to market a relatively low-cost flame retardant to the electric cable industry.  We discovered, however, that demand by the cable industry for our product disappeared at our price point, and so we were forced to sell at unprofitable prices. During fiscal year 2014, therefore, we terminated sales of the flame retardant. We are now conducting research and development aimed at production of a high-end flame retardant additive that has a unit price ranging from 65% to 106% higher than the product we offered to the cable industry.

During 2014, the Company resumed full operation of Micro Nano Silicon™.  During the three months ended December 31, 2014, the Company recorded $755,673 of revenue from Micro Nano Silicon™ and $19,978 of revenue from flame retardant additive. The remainder of our revenue was related to our detergent.

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

When reviewing our condensed consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying condensed consolidated financial statements for the three months ended December 31, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

•
our determination, described in Note 7 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that we would realize sufficient income within the requisite time period to utilize the deferred asset.

Results of Operations

Revenues and Gross Profit/Loss

We generated revenue of $790,139 during the three months ended December 31, 2014, compared to $345,870 in the three months ended December 30, 2013, a increase of 128% for the three month period. Revenue significantly increased in the three months ended December 31, 2014 because the Company had only started partial operations in 2013 and gradually to resume commercial-scale production of Micro SiliconTM during 2014. The Company expects to have significant revenue during the next three quarters of fiscal year 2015.

During the three months ended December 31, 2014 and 2013, the Company recorded $755,673 and $259,625 of revenue from Micro Nano Silicon™, and $19,978 and $86,245 of revenue from flame retardant additive, respectively.

Our factory has a production capacity of 10 million tons.  During fiscal 2014 we only resumed full operation in the production of Micro Nano Silicon™. As a result of this failure to utilize the capacity of our facilities, our operations are very inefficient.  Our gross loss for the three months ended December 31, 2014 and 2013, therefore, were $338,694 and $404,090, respectively.  We will continue to operate at an unprofitable level until we secure sufficient working capital to enable us to approach full production.

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

Our SG&A expenses for the three months ended December 31, 2014 were $264,483, compared to $244,668 for the three months ended December 31, 2013, an increase of 8% for the three month periods. The increase in SG&A expenses for the three months ended December 31, 2014 was attributed to the increase in shipping expense that accompanied the increase in our sales volume.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  For the three ended December 31, 2014 and 2013, we expended $0 and $16,483, respectively, on research and development.  Research and development expenses have been particularly low in these periods as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

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

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $603,177 for the three months ended December 31, 2014, compared to $665,241 for the three months ended December 31, 2013.  In all periods, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during three months ended December 31, 2014 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $823,442 for the three months ended December 31, 2014; an increase of 42% compared to the same periods ended December 31, 2013, as we secured additional institutional loans during the year.

Net Loss

Due, primarily, to our gross loss and interest expense, we incurred a net loss of $1,419,692 for the three months ended December 31, 2014, compared to net loss of $1,243,586 for the three months ended December 31, 2013.   Once we start to market our high-end flame retardant additive, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize income from operations in future periods.

Liquidity and Capital Resources

	December 31, 2014	September 30, 2014

Total current assets	$1,267,930	$1,415,608
Total current liabilities	21,899,768	16,255,939
Working capital (deficiency)	$(20,631,838)	$(14,840,331)

At December 31, 2014 we had a working capital deficiency of $20,631,838, representing an increase of $5,643,829 in the deficit during the three month ended December 31, 2014.  In addition to our net loss for the quarter, the primary cause of the increase in working capital deficit was the reclassification of approximately $4.7 million in bank loans from long-term to current liabilities.

Our current assets on December 31, 2014 were only $1,267,930, of which only $925,178 were liquid.   Our current liabilities are primarily composed of short term loans totaling $10,900,166, short term related parties payables totaling $3,131,488 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $6,237,573 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our financial statements for the year ended September 30, 2014.

The following tables summarize our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$3,131,488	$3,131,488	$-	$-	$-
Loan payable to unrelated parties	17,154,029	17,137,739	16,290	-	-
Total contractual obligations	$20,285,517	$20,269,227	$16,290	$-	$-

Our operations used $747,812 in cash during the three months ended December 31, 2014. Our use of cash fell short of our net loss of $1,419,692, as the net loss included depreciation and amortization expense of $388,387 and imputed interest of $63,487.

Our operations used $789,323 in cash during the three months ended December 31, 2013. Our use of cash fell short of our net loss of $1,243,586, as the net loss included depreciation and amortization expense of $371,452 and imputed interest of $81,671.

For the three months ended December 31, 2014 and 2013, we used $27,112 and $165,775 in investing activities consisting of additions to property and equipment.

As discussed above, our financing activities in the three months ended December 30, 2014 included proceeds of $780,075 from short-term loans, and repayment of long term loans of $35,846.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the first quarter of fiscal 2015.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2015.

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

American Nano Silicon Technologies, Inc.
Date : Feburary 14, 2015	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer