Form 10-Q
period 2015-03-31
American Nano Silicon Technologies, Inc.
filed 2015-06-22
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Common Voting Stock: 46,917,445 shares as of May 28, 2015

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	September 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$55,068	$97,233
Accounts receivable, net	234,533	577,303
Inventory, net of reserve	361,227	397,094
Advance payments	125,131	137,575
Prepaid expense and other receivables	123,447	136,235
Prepaid value-added tax	108,101	70,168
Total Current Assets	1,007,507	1,415,608

Property, plant and equipment, net	19,913,526	20,545,631

Other assets:
Land use rights, net	976,546	986,449
Total other assets	976,546	986,449

Total Assets	$21,897,579	$22,947,688

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Accounts payable	$418,132	$234,686
Short term loans	11,463,891	10,096,451
Taxes payable	114,763	114,435
Due to related parties-current portion	3,563,897	3,165,014
Long term loans-current portion	6,200,554	1,508,465
Accrued expenses and other payables	1,437,223	1,136,888

Total Current Liabilities	23,198,460	16,255,939

Long-term liabilities
Long term loans	-	4,766,471
Total Long Term Liabilities	-	4,766,471

Total Liabilities	23,198,460	21,022,410

Stockholders' (Deficiency) Equity

Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	4,692	4,692
Additional paid-in-capital	14,772,979	14,640,456
Accumulated other comprehensive income	2,296,550	2,297,685
Accumulated deficit	(18,375,102)	(15,017,555)
Total Stockholders' (Deficiency) Equity	(1,300,881)	1,925,278

Total Liabilities and Stockholders' (Deficiency) Equity	$21,897,579	$22,947,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31
	2015	2014	2015	2014

Revenues	$145,971	$244,654	$936,110	$590,524

Cost of Goods Sold	590,899	643,743	1,719,732	1,393,703

Gross Loss	(444,928)	(399,089)	(783,622)	(803,179)

Operating Expenses
Research and development expense	-	81,664	-	98,147
Selling, general and administrative	279,864	313,941	544,347	558,609
Total operating expense	279,864	395,605	544,347	656,756

Loss from operations	(724,792)	(794,694)	(1,327,969)	(1,459,935)

Other Income( Expense)
Interest expense - related party	(101,250)	(53,887)	(164,666)	(268,776)
Interest expense, net	(1,159,287)	(819,879)	(1,919,313)	(1,185,214)
Other income	47,474	1,555	54,401	3,532
Total other income(expense)	(1,213,063)	(872,211)	(2,029,578)	(1,450,458)

Loss Before Income Taxes	(1,937,855)	(1,666,905)	(3,357,547)	(2,910,393)

Provision for Income Taxes	-	43	-	141

Net Loss	(1,937,855)	(1,666,948)	(3,357,547)	(2,910,534)
Other Comprehensive Loss
Foreign currency translation adjustment	(6,398)	(49,480)	(1,135)	(1,612)
Comprehensive Loss	$(1,944,253)	$(1,716,428)	$(3,358,682)	$(2,912,146)

Loss per common share
Basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Weighted average number of common shares
Basic and diluted	46,917,445	46,917,445	46,917,445	46,917,445

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN NANO SILICON TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net Loss	$(3,357,547)	$(2,910,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory markdown	54,098	-
Depreciation and amortization	777,131	743,359
Imputed interest expense for non interest bearing related party loans	132,522	124,222
Changes in operating assets and liabilities:
Accounts receivable	344,014	77,602
Inventory	(16,885)	(21,390)
Advances to suppliers	12,909	121,044
Prepaid expense and other receivables	13,248	(7,403)
Prepaid value-added tax	(37,587)	(9,303)
Accounts payable	182,149	(95,913)
Taxes payable	(86)	(18,691)
Accrued expenses and other payables	295,638	(128,114)
Cash used in operating activities	(1,600,396)	(2,125,121)

Cash Flows From Investing Activities:
Additions to property and equipment	(58,952)	(270,415)

Cash used in investing activities	(58,952)	(270,415)

Cash Flows From Financing Activities
Proceeds (repayment) of related parties loans, net	386,477	(3,245,907)
Proceeds from short term loans, net	1,327,632	2,125,023
Repayment of long term loans, net	(96,495)	3,751,455
Cash provided by financing activities	1,617,614	2,630,571

Effect of exchange rate changes on cash and cash equivalents	(431)	(1,867)

Increase(decrease) in cash and cash equivalents	(42,165)	233,168

Cash and Cash Equivalents - Beginning of the period	97,233	75,901

Cash and Cash Equivalents - End of the period	$55,068	$309,069

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$1,605,471	$1,299,232
Income tax	$-	$141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the six month periods ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2015. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date.

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

Asset and liability accounts at March 31, 2015 and September 30, 2014 were translated at 6.1312 RMB to $1.00 and at 6.1534 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the six months ended March 31, 2015 and 2014 were 6.1463 RMB and 6.1237 RMB to $1.00, respectively.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $22.2 million as of March 31, 2015. The current cash and inventory level will not be sufficient to support the Company’s operations and repayments of the loans. In addition, the Company has suffered negative gross profit and negative cash flows from its operations for the past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, will continue to provide necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Inventory

The inventory as of March 31, 2015 and September 30, 2014 consisted of the following:

	March 31, 2015	September 30, 2014

Raw materials	$88,297	$125,338
Packing supplies	79,484	70,126
Work in process	89,525	75,199
Finished goods	103,921	126,431
Total	$361,227	$397,094

Note 5 – Related Party Transactions

The Company periodically borrows money from its shareholders to finance the operations.  These loans are all due on demand. The details of loans from related parties are as follows:

	March 31, 2015	September 30, 2014

Short term:
Sichuan Chunfei Real Estate	$670,050	$1,212,670
Sichuan Chunfei Daily Chemical	1,750,556	755,759
Sichuan Shubei Feed Co.Ltd.	63,120	62,891
Zhang, Qiwei, a shareholder	34,251	-
Pu Fachun, Chief Executive Officer	1,045,920	1,133,694
Total	$3,563,897	$3,165,014

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun.

The Company recorded imputed interest at 6% per annum and recorded $69,035 and $132,522 for non-interest bearing related party loans for the three and six months ended March 31, 2015, respectively.

The Company recorded imputed interest at 6% per annum and recorded $42,551 and $124,222 for non-interest bearing related party loans for the three and six months ended March 31, 2014, respectively.

Interest expense for interest-bearing related party loans was $32,215 and $32,144 for the three and six months ended March 31, 2015, respectively.

Interest expense for interest-bearing related party loans was $11,336 and $144,554 for the three and six months ended March 31, 2014, respectively.

The following table summarized related party loans with interest and non interest as of March 31, 2015:

	Non interest bearing	Bearing interest from 1%-2.3% per month
Short term loan	$2,944,117	$619,780
Long term loan	-	-
	$2,944,117	$619,780

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Short Term Loans and Long Term Loans

The short term loans as of March 31, 2015 and September 30, 2014 consisted of the following:

	March 31, 2015	September 30, 2014

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$-	$650,047

b) Loan payable to Nanchong Commercial Bank, due on March 7, 2015, at a fixed interest rate of 6.9% per annum, guaranteed by a third party	-	812,559

c)Loan payable to Nanchong Commercial Bank, due on July 23, 2015, at a fixed interest rate of 6.9% per annum, guaranteed by a third party	815,500	812,559

d)Loan payable to Nanchong Commercial Bank, due on March 23, 2016, at a fixed interest rate of 6.1525% per annum, guaranteed by a third party	815,500	-

e)Loan payable to Bank of Communications due on July 27, 2015, at an interest rate of 7.8% per annum and guaranteed by a third party and Mr. Pu, Chairman and CEO of the Company	815,500	812,559

f) Individual loans from unrelated parties, which are due on demand and bearing a weighted average interest rate of 2.68% per month	9,017,391	7,008,727

Total Short Term Loans	$11,463,891	$10,096,451

a) Individual loans from unrelated parties bearing a weighted average interest rate of 2.73% per month	1,370,654*	1,462,094

b) Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015, as extended	100,000	100,000

c)Loan payable to Jialing Rural Credit Cooperative Union due on December 19, 2015 at an interest rate of 10.764% per annum, secured by Chunfei Chemical’s real property and Chunfei Real Estate’s real property	4,729,900	4,712,842

Less: current portion of long term loans	(6,200,554)	(1,508,465)

Total Long Term Loans	$-	$4,766,471

*Loans in the amount of $19,371 will be due on August 12, 2015. Loans in the amount of $1,351,283 are due on demand.

The Company pledged its land use right and its building and equipment to a third party to secure the bank loans. The Company recorded interest expense of $1,159,287 and $1,919,313 for the three and six months ended March 31, 2015, respectively. The Company recorded interest expense of $819,879 and $1,185,214 for the three and six months ended March 31, 2014, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate. Hedi Medicine has been taxed at a flat rate of 260 RMB per quarter since calendar 2012.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended March 31, 2015 and 2014:

	Six months Ended March 31
	2015	2014

US statutory income tax rate	35%	35%
Non-taxable item in US	0%	0%
Change in valuation allowance - US	-35%	-35%
China income tax statutory statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Effective rate	-	-

As of March 31, 2015, net operating loss carry forwards for United States and China income tax purposes amounted to $2.5 million and $20 million, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2034 for U.S tax purpose and 2019 to 2020 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income not being recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes in deferred tax asset for the six months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
United States:
Deferred tax asset-beginning	$872,859	$855,293
Addition: loss carry-forward	7,815	10,651
Valuation allowance-beginning	(872,859)	(855,293)
Addition: valuation allowance	(7,815)	(10,651)
Deferred tax asset net	$-	$-

	March 31, 2015	March 31, 2014
China:
Deferred tax asset -beginning	$3,663,881	$2,084,623
Addition: loss carry-forward	833,805	719,990
Valuation allowance-beginning	(3,663,881)	(2,084,623)
Addition: valuation allowance	(833,805)	(719,990)
Deferred tax asset- net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2011. These tax returns are subject to examination by the tax authorities.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Concentration

For the three months ended March 31, 2015, two customers accounted for 69% and 21% of total sales, respectively.  For the six months ended March 31, 2015, two customers accounted for 44% and 44% of total sales, respectively.

For the six months ended March 31, 2014, two customers accounted for 73% and 10% of total sales. For the three months ended March 31, 2014, once customer accounted for 80% of total sales.

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

NOTE 10–SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued, and has determined that there was no material event that occurred subsequent to March 31, 2015 which would require adjustments to or disclosure in the financial statements.

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

Flame retardant additive is a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and during calendar year 2012  conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, so during 2013 we initiated efforts to market a relatively low-cost flame retardant to the electric cable industry.  We discovered, however, that demand by the cable industry for our product disappeared at our price point, and so we were forced to sell at unprofitable prices. Therefore, we now only manufacture the flame retardant additive when we receive a product order. During 2014, the Company resumed full operation of Micro Nano Silicon™.  During the six months ended March 31, 2015, the Company recorded $855,320 of revenue from Micro Nano Silicon™ and $53,904 of revenue from flame retardant additive. The remainder of our revenue was related to our detergent.

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

When reviewing our consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying consolidated financial statements for the six months ended March 31, 2015, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

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

Results of Operations

Revenues and Gross Profit/Loss

We generated revenue of $145,971 and $936,110 during the three and six months ended March 31, 2015 compared to $244,654 and $590,524 in the three and six months ended March 31, 2014, a decrease of 40% for the three month period and an increase of 58.5% for the six month period. Revenue decreased in the three months ended March 31, 2015 because the Company was short of cash flow and the cost of raw materials was high during the three months ended March 31, 2015, which had negative impact on the Company’s sales. Revenue significantly increased in the six months ended March 31, 2015 because the Company had only started partial operations in 2013 and gradually resumed commercial-scale production of Micro SiliconTM during 2014.

The following table shows the contribution to revenue by our three core product lines:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
Micro Nano Silicon™	$99,674	$204,421	$855,320	$446,798
Detergent	12,371	13,152	26,886	30,400
Flame Retardant Additive	33,926	27,081	53,904	113,326
Total Revenue	$145,971	$244,654	$936,110	$590,524

Our factory has a production capacity of 10 million tons.  During fiscal 2014 we only resumed full operation in the production of Micro Nano Silicon™. As a result of this failure to utilize the capacity of our facilities, our operations are very inefficient.  Our gross loss for the three months ended March 31, 2015 and 2014, therefore, were $444,928 and $399,089, respectively. Our gross loss for the six months ended March 31, 2015 and 2014 were $783,622 and 803,179, respectively.   We will continue to operate at an unprofitable level until we secure sufficient working capital to enable us to approach full production.

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

Our SG&A expenses for the three and six months ended March 31, 2015 were $279,864 and $544,347, compared to $313,941 and $558,609 for the three and six months ended March 31, 2014, a decrease of 11% and 3% for the three and six months periods. The decrease in SG&A expenses for the three months ended March 31, 2015 as compared to 2014 was attributed to the decrease in shipping expense that accompanied the decrease in our sales. The decrease in SG&A expenses for the six months ended March 31, 2015 was mainly due to more strict control on expenditure because of tight cash flow.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Since 2011, the focus of our operations has been the move to a new facility. This has distracted us from our research and development activities.  Therefore, during the six months ended March 31, 2015, we incurred no expenses related to  research and development.  During the three and six months ended March 31, 2014, we incurred $81,664 and $98,147, respectively, in research and development expenses. Research and development expenses have been particularly low in these periods as we focused entirely on initiating the manufacturing of our new product, flame retardant additive.

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

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $724,792 and $1,327,969 during the three and six months ended March 31, 2015,  compared to $794,694 and $1,459,935 for the three and six months ended March 31, 2014.  In all periods, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during the three and six months ended March 31, 2015 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $1,260,537 and $2,083,979 for the three and six months ended March 31, 2015, an increase of 44% and 43% compared to the same periods ended March 31, 2014, as we paid interest expenses related to a government loan due on demand that was paid on February 28, 2015.

Net Loss

Due, primarily, to our gross loss and interest expense, we incurred a net loss of $1,937,855 and $3,357,547 for the three and six months ended March 31, 2015, compared to net loss of $1,666,948 and $2,910,534 for the three and six months ended March 31, 2014.   Once we start to market our high-end flame retardant additive, we believe that the top line benefits will more than compensate for the increased expenses, and we will realize income from operations in future periods.

Liquidity and Capital Resources

	March 31, 2015	September 30, 2014

Total current assets	$1,007,507	$1,415,608
Total current liabilities	23,198,460	16,255,939
Working capital (deficiency)	$(22,190,953)	$(14,840,331)

At March 31, 2015 we had a working capital deficiency of $22,190,953, representing an increase of $7,350,622 in the deficit during the six months ended March 31, 2015.  In addition to our net loss for the quarter, the primary cause of the increase in working capital deficit was the reclassification of approximately $4.7 million in bank loans from long-term to current liabilities.

Our current assets on March 31, 2015 were only $1,007,507, of which only $650,828 were liquid.   Our current liabilities are primarily composed of short term loans totaling $11,463,891, short term related parties payables totaling $3,563,897 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $6,200,554 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our financial statements for the year ended September 30, 2014.

The following tables summarize our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$3,563,897	$3,563,897	$-	$-	$-
Loan payable to unrelated parties	17,664,445	17,664,445	-	-	-
Total contractual obligations	$21,228,342	$21,228,342	$-	$-	$-

Our operations used $1,600,396 in cash during the six months ended March 31, 2015. Our use of cash fell short of our net loss of $3,357,547, as the net loss included depreciation and amortization expense of $777,131 and imputed interest of $132,522.

Our operations used $2,125,121 in cash during the six months ended March 31, 2014. Our use of cash fell short of our net loss of $2,910,534, as the net loss included depreciation and amortization expense of $743,359 and imputed interest of $124,222.

For the six months ended March 31, 2015 and 2014, we used $58,952 and $270,415 in investing activities, consisting of additions to property and equipment.

Our financing activities in the six months ended March 31, 2015 provided cash of $1,617,614 including proceeds of $386,477 from related parties loans, proceeds of $1,327,632 from short term loans net of repayment of long term loans of $96,495.

Our financing activities in the six months ended March 31, 2014 included proceeds of $2,125,023 from short-term loans and proceeds from long term loans of 3,751,455. From those proceeds, we used $3,245,907 to repay a portion of the sums we have borrowed from related parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the second quarter of fiscal 2015.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2015.

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

American Nano Silicon Technologies, Inc.
Date : May 28, 2015	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer