Form 10-Q
period 2015-06-30
American Nano Silicon Technologies, Inc.
filed 2015-10-22
CIK 1415917

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Common Voting Stock: 46,917,445 shares as of October 20, 2015

AMERICAN NANO SILICON TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	September 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$168,671	$ 97,233
Accounts receivable, net	111,149	577,303
Inventory, net of reserve	395,675	397,094
Advance payments	136,156	137,575
Prepaid expense and other receivables	94,302	136,235
Prepaid value-added tax	116,313	70,168
Total Current Assets	1,022,266	1,415,608

Property, plant and equipment, net	19,609,199	20,545,631

Other assets:
Land use rights, net	970,403	986,449
Total other assets	970,403	986,449

Total Assets	$21,601,868	$ 22,947,688

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Accounts payable	$437,799	$ 234,686
Short term loans	11,654,503	10,096,451
Taxes payable	114,547	114,435
Due to related parties-current portion	3,971,962	3,165,014
Long term loans-current portion	6,103,110	1,508,465
Accrued expenses and other payables	2,093,728	1,136,888
Total Current Liabilities	24,375,649	16,255,939

Long-term liabilities
Long term loans	-	4,766,471
Total Long Term Liabilities	-	4,766,471

Total Liabilities	24,375,649	21,022,410

Commitment and Contingencies

Stockholders' (Deficiency) Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized; 46,917,445 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	4,692	4,692
Additional paid-in-capital	14,820,288	14,640,456
Accumulated other comprehensive income	2,297,103	2,297,685
Accumulated deficit	(19,895,864)	(15,017,555)
Total Stockholders' (Deficiency) Equity	(2,773,781)	1,925,278

Total Liabilities and Stockholders' (Deficiency) Equity	$21,601,868	$ 22,947,688

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30
	2015	2014	2015	2014

Revenues	$62,456	$201,734	$998,566	$792,258

Cost of Goods Sold	360,306	546,407	2,080,038	1,940,110

Gross Loss	(297,850)	(344,673)	(1,081,472)	(1,147,852)

Operating Expenses
Research and development expense	-	-	-	97,907
Selling, general and administrative	224,794	276,898	769,141	835,747
Total operating expense	224,794	276,898	769,141	933,654

Loss from operations	(522,644)	(621,571)	(1,850,613)	(2,081,506)

Other Income( Expense)
Interest expense - related party	(76,182)	(105,282)	(240,848)	(374,058)
Interest expense, net	(922,003)	(805,999)	(2,841,316)	(1,991,213)
Other income	67	2,932	54,468	6,464
Total other income(expense)	(998,118)	(908,349)	(3,027,696)	(2,358,807)

Loss Before Income Taxes	(1,520,762)	(1,529,920)	(4,878,309)	(4,440,313)

Provision for Income Taxes	-	-	-	141

Net Loss	(1,520,762)	(1,529,920)	(4,878,309)	(4,440,454)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	553	2,127	(582)	515
Comprehensive Loss	$(1,520,209)	$(1,527,793)	$(4,878,891)	$(4,439,939)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.09)

Weighted average number of common shares
Basic and diluted	46,917,445	46,917,445	46,917,445	46,917,445

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN NANO SILICON TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(4,878,309)	$(4,440,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory markdown	57,684	-
Depreciation and amortization	1,168,125	1,112,307
Imputed interest expense for non interest bearing related party loans	179,832	148,001
Changes in operating assets and liabilities:
Accounts receivable	467,737	93,169
Inventory	(54,590)	(152,298)
Advances to suppliers	1,997	253,266
Prepaid expense and other receivables	42,432	(48,285)
Prepaid value-added tax	(45,764)	(22,676)
Accounts payable	201,748	26,235
Taxes payable	(372)	(20,302)
Accrued expenses and other payables	950,473	(131,751)
Cash used in operating activities	(1,909,007)	(3,182,788)

Cash Flows From Investing Activities:
Additions to property and equipment	(126,380)	(294,912)
Cash used in investing activities	(126,380)	(294,912)

Cash Flows From Financing Activities
Proceeds (repayment) of related parties loans, net	792,086	(3,582,616)
Proceeds from short term loans, net	1,512,509	5,288,223
Proceeds (repayment) of long term loans, net	(197,612)	3,711,343
Cash provided by financing activities	2,106,983	5,416,950

Effect of exchange rate changes on cash and cash equivalents	(158)	(8,554)

Increase in cash and cash equivalents	71,438	1,930,696

Cash and Cash Equivalents - Beginning of the period	97,233	75,901

Cash and Cash Equivalents - End of the period	$168,671	$2,006,597

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$1,906,875	$2,110,336
Income tax	$-	$141

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the nine month periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending September 30, 2015. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date.

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

Asset and liability accounts at June 30, 2015 and September 30, 2014 were translated at 6.1275 RMB to $1.00 and at 6.1534 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the nine months ended June 30, 2015 and 2014 were 6.1387 RMB and 6.1387 RMB to $1.00, respectively.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gain or loss from translation adjustments is included in the statement of comprehensive loss.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $23.4 million as of June 30, 2015. The current cash and inventory level will not be sufficient to support the Company’s operations and repayments of the loans. In addition, the Company has suffered negative gross profit and negative cash flows from its operations for the past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from anticipated production to sustain operations and to fund future development and financing obligations. We expect, but provide no assurance, that affiliate companies owned by the Company’s largest shareholder and president, Mr. Pu Fachun, will continue to provide necessary funding for the Company’s normal operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Inventory

The inventory as of June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Raw materials	$121,772	$125,338
Packing supplies	79,351	70,126
Work in process	93,066	75,199
Finished goods	101,486	126,431
Total	$395,675	$397,094

Note 5 – Related Party Transactions

The Company periodically borrows money from its shareholders to finance the operations.  These loans are all due on demand. The details of loans from related parties are as follows:

	June 30 2015	September 30, 2014

Sichuan Chunfei Real Estate	$923,720	$1,212,670
Sichuan Chunfei Daily Chemical	1,852,134	755,759
Sichuan Shubei Feed Co.Ltd.	71,318	62,891
Zhang, Qiwei, a shareholder	34,272	-
Pu Fachun, Chief Executive Officer	1,090,518	1,133,694
Total	$3,971,962	$3,165,014

Sichuan Chunfei Daily Chemicals Co. Ltd (“Daily Chemical”) and Sichuan Chunfei Real Estate (“Chunfei Real Estate”) are owned by Mr. Pu Fachun. Sichuan Shubei Feed Co.Ltd. is owned by Mr. Pu Xidi, son of Mr. Pu Fachun.

The Company recorded imputed interest at 6% per annum and recorded $47,310 and $179,832 for non-interest bearing related party loans for the three and nine months ended June 30, 2015, respectively.

The Company recorded imputed interest at 6% per annum and recorded $23,779 and $148,001 for non-interest bearing related party loans for the three and nine months ended June 30, 2014, respectively.

Interest expense for interest-bearing related party loans was $28,872 and $61,016 for the three and nine months ended June 30, 2015, respectively.

Interest expense for interest-bearing related party loans was $81,503 and $226,057 for the three and nine months ended June 30, 2014, respectively.

The following table summarized related party loans with interest and non interest as of June 30, 2015:

	Non interest bearing	Bearing interest from 1%-3.5% per month
Short term loan	$3,351,802	$620,160
Long term loan	-	-
	$3,351,802	$620,160

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

 Note 6 – Short Term Loans and Long Term Loans

The short term loans as of June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015		September 30, 2014

a) Loan payable to Nanchong City Bureau of Finance due on demand, fixed interest rate of 0.465% per month	$-		$650,047

b) Loan payable to Nanchong Commercial Bank, due on March 7, 2015, at a fixed interest rate of 6.9% per annum, guaranteed by a third party	-		812,559

c) Loan payable to Nanchong Commercial Bank, due on July 23, 2015, at a fixed interest rate of 6.9% per annum, guaranteed by a third party. The loan was paid in full on July 31, 2015	816,000		812,559

d) Loan payable to Nanchong Commercial Bank, due on March 23, 2016, at a fixed interest rate of 6.1525% per annum, guaranteed by a third party	816,000		-

e) Loan payable to Bank of Communications due on July 27, 2015, at an interest rate of 7.8% per annum and guaranteed by a third party and Mr. Pu, Chairman and CEO of the Company. The loan was paid in full on July 27, 2015.	816,000		812,559

f) Individual loans from unrelated parties, which are due on demand and bearing a weighted average interest rate of 2.7% per month	9,206,503		7,008,727

Total Short Term Loans	$11,654,503		$10,096,451

a) Individual loans from unrelated parties bearing a weighted average interest rate of 2.7% per month	1,270,310	*	1,462,094

b) Individual loans from various investors, bearing interest of 12% per annum and due on July 1, 2015。 This loan is currently in default.	100,000		100,000

c) Loan payable to Jialing Rural Credit Cooperative Union due on December 19, 2015 at an interest rate of 10.764% per annum, secured by Chunfei Chemical’s real property and Chunfei Real Estate’s real property	4,732,800		4,712,842

Less: current portion of long term loans	(6,103,110)		(1,508,465)

Total Long Term Loans	$-		$4,766,471

* Loan in the amount of $19,382 was due on August 12, 2015 and is currently in default. Loans in the amount of $1,250,928 are in default.

The Company recorded interest expense of $922,003 and $2,841,316 for the three and nine months ended June 30, 2015, respectively. The Company recorded interest expense of $805,999 and $1,991,213 for the three and nine months ended June 30, 2014, respectively.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China.  Their income is taxed at the 25% statutory rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Nine months Ended June 30
	2015	2014
US statutory income tax rate	35%	35%
Non-taxable item in US	0%	0%
Change in valuation allowance - US	-35%	-35%
China income tax statutory statutory rate	25%	25%
Change in valuation allowance - China	-25%	-25%
Effective rate	-	-

As of June 30, 2015, net operating loss carry forwards for United States and China income tax purposes amounted to $2.5 million and $20 million, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2035 for U.S tax purpose and 2019 to 2020 for China income tax purposes. Management believes that the realization of the benefits arising from the losses recognized in the US is uncertain due to the Company's business operations being primarily conducted in China and foreign income not being recognized in the United States for federal income tax purposes. It is also uncertain that the China business operations will generate taxable income in the future. Accordingly, the Company has provided a 100% valuation allowance as of the balance sheet dates, for the temporary differences related to the loss carry-forwards.

The following table reconciles the changes in deferred tax asset for the nine months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
United States:
Deferred tax asset-beginning	$872,859	$855,293
Addition: loss carry-forward	14,261	13,052
Valuation allowance-beginning	(872,859)	(855,293)
Addition: valuation allowance	(14,261)	(13,052)
Deferred tax asset net	$-	$-

	June 30, 2015	June 30, 2014
China:
Deferred tax asset -beginning	$3,663,881	$2,084,623
Addition: loss carry-forward	1,209,391	1,100,756
Valuation allowance-beginning	(3,663,881)	(2,084,623)
Addition: valuation allowance	(1,209,391)	(1,100,756)
Deferred tax asset- net	$-	$-

The Company’s open tax years for its federal and state income tax returns are for the tax years after 2011. These tax returns are subject to examination by the tax authorities.

AMERICAN NANO SILICON TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Concentration

For the three months ended June 30, 2015, five customers accounted for 36%, 22%, 16%, 12% and 12% of total sales, respectively.  For the nine months ended June 30, 2015, two customers accounted for 42% and 41% of total sales, respectively.

For the nine months ended June 30, 2014, one customer accounted for 76% of total sales. For the three months ended June 30, 2014, one customer accounted for 85% of total sales.

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

Note 10–Subsequent Events

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date these financial statements were issued, and has determined that there was no material event which would require adjustments to or disclosure in the financial statements.

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

Upon opening the new facility, the Company focused its attention on production and marketing of a flame retardant additive,  a new refined chemical product for the Company, which has very strict standards. We began trial production of the product on January 2, 2012 and during calendar year 2012  conducted several rounds of testing of the quality of the product by asking potential customers for trial use. Through calendar year 2012 we were recalibrating our production process according to feedback received from potential customers. By December 2012 we had satisfied ourselves regarding the quality of our new manufacturing systems, so during 2013 we initiated efforts to market a relatively low-cost flame retardant to the electric cable industry.  We discovered, however, that demand by the cable industry for our product disappeared at our price point, and so we were forced to sell at unprofitable prices. Therefore, we now only manufacture the flame retardant additive when we receive a product order.

During 2014, the Company resumed commercial-scale production of Micro Nano Silicon™.  However, due to our limited financial resources and adverse market conditions, our sales have been limited and generally unprofitable. During the nine months ended June 30, 2015, the Company recorded $873,211 of revenue from Micro Nano Silicon™ and $83,704 of revenue from flame retardant additive. The remainder of our revenue was related to our detergent.

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

 When reviewing our consolidated financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. In our preparation of the accompanying consolidated financial statements for the nine months ended June 30, 2015, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was:

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

Results of Operations

Revenues and Gross Loss

We generated revenue of $62,456 and $998,566 during the three and nine months ended June 30, 2015 compared to $201,734 and $792,258 in the three and nine months ended June 30, 2014, a decrease of 69% for the three month period and an increase of 26% for the nine month period. Revenue significantly decreased in the three months ended June 30, 2015 because the Company was short of cash and the cost of raw materials was high during the three months ended June 30, 2015, which had negative impact on the Company’s sales. Revenue increased in the nine months ended June 30, 2015 because the Company had only started partial operations in 2013 and gradually resumed commercial-scale production of Micro SiliconTM during 2014.

The following table shows the contribution to revenue by our three core product lines:

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
Micro Nano Silicon™	$17,891	$181,744	$873,211	$628,542
Detergent	14,765	18,681	41,651	49,081
Flame Retardant Additive	29,800	1,309	83,704	114,635
Total Revenue	$62,456	$201,734	$998,566	$792,258

Our factory has a production capacity of 10 million tons.  However, due to our aborted effort to enter the market for flame retardant and our current lack of financial resources, we are using only a small portion of that capacity. As a result of this failure to utilize the capacity of our facilities, our operations are very inefficient.  Our gross loss for the three months ended June 30, 2015 and 2014, therefore, were $297,850 and $344,673, respectively. Our gross loss for the nine months ended June 30, 2015 and 2014 were $1,081,472 and 1,147,852, respectively.   We will continue to operate at an unprofitable level until we secure sufficient working capital to enable us to approach full production.

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

Our SG&A expenses for the three and nine months ended June 30, 2015 were $224,794 and $769,141, compared to $276,898 and $835,747 for the three and nine months ended June 30, 2014, a decrease of 18.8% and 8.0% for the three and nine months periods. The decrease in SG&A expenses for the three months ended June 30, 2015 as compared to 2014 was attributed to the decrease in shipping expense that accompanied the decrease in our sales. The decrease in SG&A expenses for the nine months ended June 30, 2015 was mainly due to more strict control on expenditure because of tight cash flow.

Research and Development Expenses

Our business model is based upon developing additional uses for Micro Nano Silicon. Our research and development activities are focused on developing such uses as well as developing nano filtering technology and the production processes for our product.

Recently, however, our lack of financial resources has prevented us from carrying forward our research and development program. Therefore, during the nine months ended June 30, 2015, we incurred no expenses related to research and development.  During the nine months ended June 30, 2014, we incurred $97,907 in research and development expenses.

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

Other Income and Expense

As a result of the factors discussed above, we recorded a loss from operations of $522,644 and $1,850,613 during the three and nine months ended June 30, 2015, compared to $621,571 and $2,081,506 for the three and nine months ended June 30, 2014.  In all periods, however, non-operating income and expense had a significant effect on our net income.

The primary element of Other Income and Expense during the three and nine months ended June 30, 2015 was interest expense relating to loans from bank, unrelated parties and related parties.  Interest expense was $998,185 and $3,082,164 for the three and nine months ended June 30, 2015, an increase of 9.5% and 30.3% compared to the same periods ended June 30, 2014, as we significantly increased our debt load in the latter half of fiscal 2014.

Net Loss

Due, primarily, to our gross loss and interest expense, we incurred a net loss of $1,520,762 and $4,878,309 for the three and nine months ended June 30, 2015, compared to net loss of $1,529,920 and $4,440,454 for the three and nine months ended June 30, 2014.  Our ability to return to profitable operations will depend on our success in rebuilding our working capital and market acceptance of our products.

Liquidity and Capital Resources

	June 30, 2015	September 30, 2014

Total current assets	$1,022,266	$1,415,608
Total current liabilities	24,375,649	16,255,939
Working capital (deficiency)	$(23,353,383)	$(14,840,331)

At June 30, 2015 we had a working capital deficiency of $23,353,383, representing an increase of $8,513,052 in the deficit during the nine months ended June 30, 2015.  In addition to our net loss for the nine month period, the primary cause of the increase in working capital deficit was the reclassification of approximately $4.7 million in bank loans from long-term to current liabilities.

Our current assets on June 30, 2015 were only $1,022,266, of which only $279,820 were liquid.   Our current liabilities are primarily composed of short term loans totaling $11,654,503, short term related parties payables totaling $3,971,962 due to Mr. Pu Fachun and entities owned by Mr. Pu Fachun, the single largest shareholder and president of the Company, and $6,103,110 being the current portion of our long term loans. Due to our negative cash flow and working capital deficit, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on our financial statements for the year ended September 30, 2014.

The following tables summarize our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years

Related parties indebtedness	$3,971,962	$3,971,962	$-	$-	$-
Loan payable to unrelated parties	17,757,613	17,757,613	-	-	-
Total contractual obligations	$21,729,575	$21,729,575	$-	$-	$-

Our operations used $1,909,007 in cash during the nine months ended June 30, 2015. Our use of cash fell short of our net loss of $4,878,309, as the net loss included depreciation and amortization expense of $1,168,125 and imputed interest of $179,832. In addition, during the nine months ended June 30, 2015, we reduced our accounts receivable balance by $467,737 and increased our accrued expenses by $950,473, both of which events reduced our use of cash during the period.

Our operations used $3,182,788 in cash during the nine months ended June 30, 2014. Our use of cash fell short of our net loss of $4,440,454, as the net loss included depreciation and amortization expense of $1,112,307 and imputed interest of $148,001.

For the nine months ended June 30, 2015 and 2014, we used $126,380 and $294,912 in investing activities, consisting of additions to property and equipment.

Our financing activities in the nine months ended June 30, 2015 provided cash of $2,106,983, including proceeds of $792,086 from related parties’ loans, proceeds of $1,512,509 from short term loans, net of repayment of long term loans of $197,612.

Our financing activities in the nine months ended June 30, 2014 included proceeds of $5,288,223 from short-term loans and proceeds from long term loans of 3,711,343. From those proceeds, we used $3,582,616 to repay a portion of the sums we have borrowed from related parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period, due to the lack of expertise in U.S. GAAP accounting among the personnel in our accounting department.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the thirdquarter of fiscal 2015.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2015.

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

American Nano Silicon Technologies, Inc.

Date : October 22, 2015	/s/Pu Fachun
Pu Fachun, Chief Executive Officer
and Chief Financial and Accounting Officer